Form 10QSB
period 1999-12-31
PCSUPPORT COM INC
filed 2000-02-14
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM  _____ TO _____

                                  ___________

                      Commission File Number:  000-27693

                              PCSupport.com, Inc.
       (Exact name of small business issuer as specified in its charter)


             Nevada                                             98-0211769
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

 Suite 280, 4400 Dominion Street                                    V5G 4G3
Burnaby, British Columbia, Canada                                 (Zip Code)
 (Address of principal executive
            offices)

                  Issuer's Telephone Number:  (604) 419-4490

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]  NO [X]

There were 6,425,569 shares of the Company's common stock outstanding on February 11, 2000.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                               TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS.........................................   1

     ITEM 2 - PLAN OF OPERATION............................................   8

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS............................................  11

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS....................  11

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............................  11

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  12

     ITEM 5 - OTHER INFORMATION............................................  12

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................  12

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                                                                          December 31,    June 30,
                                                                              1999          1999
                                                                          -------------  -----------
                                                                           (unaudited)
                     Assets

Current assets:
  Cash and cash equivalents                                                $   381,277   $  795,809
  Accounts receivable                                                           31,264       14,728
  Prepaid expenses                                                                   -       33,950
  Deposits and advances                                                         22,846       49,256
                                                                           -----------   ----------

   Total current assets                                                        435,387      893,743

Property and equipment                                                         149,407       11,210

Intangible asset                                                                 2,162        2,697
                                                                           -----------   ----------

                                                                           $   586,956   $  907,650
                                                                           ===========   ==========

  Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued liabilities                                 $   300,564   $   68,266
  Promissory notes (notes 3 and 5(a))                                          500,000            -
                                                                           -----------   ----------

   Total current liabilities                                                   800,564       68,266

Stockholders' equity (deficiency) (note 4):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   issued 6,075,569 shares at December 31 and 6,007,169
   shares at June 30, 1999                                                       6,076        6,007
  Additional paid-in capital                                                 2,216,283    1,981,782
  Deferred stock compensation                                                 (122,533)    (198,909)
  Treasury stock, 285,000 shares in 1999                                             -            -
  Deficit accumulated during the development stage                          (2,313,434)    (949,496)
                                                                           -----------   ----------

   Total stockholders' equity (deficiency)                                    (213,608)     839,384
                                                                           -----------   ----------

                                                                           $   586,956   $  907,650
                                                                           ===========   ==========

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                                                               Period from
                                                                                              December 10,
                                                                                                  1997
                                        Six months ended            Three months ended       (inception) to
                                          December 31,                 December 31,           December 31,
                                       1999          1998           1999         1998             1999
                               -----------------------------     -----------------------    ---------------
                                          (unaudited)                  (unaudited)             (unaudited)
Revenue                             $     2,320   $        -     $    1,614   $        -              2,419
Cost of services                          2,132            -          1,422            -              2,218
                                    -----------   ----------     ----------   ----------        -----------

 Gross profit                               188            -            192            -                201

Operating expenses:
 Research and development               382,849        6,542        157,628        4,892            403,309
 Marketing and promotion                363,034        6,825        136,221        5,175            961,055
 General and administrative             626,227       65,690        407,952       30,012            950,742
                                    -----------   ----------     ----------   ----------        -----------
                                      1,372,110       79,057        701,801       40,079          2,315,106
                                    -----------   ----------     ----------   ----------        -----------

Loss from operations                 (1,371,922)     (79,057)      (701,609)     (40,079)        (2,314,905)

Interest income (expense),
   net                                    7,984           27            131           27              1,471
                                    -----------   ----------     ----------   ----------        -----------

Loss for the period                 $(1,363,938)  $  (79,030)    $ (701,478)  $  (40,052)       $(2,313,434)
                                    ===========   ==========     ==========   ==========        ===========

Net loss per common share,
 basic and diluted                  $     (0.23)  $    (0.08)    $    (0.12)  $    (0.04)       $     (0.91)
                                    ===========   ==========     ==========   ==========        ===========

Weighted average common
 shares outstanding,
 basic and diluted                    6,052,770    1,000,000      6,075,569    1,000,000          2,535,638
                                    ===========   ==========     ==========   ==========        ===========

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
            Interim Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                      Six months ended December 31, 1999
        Period from December 10, 1997 (inception) to December 31, 1999

                                                                                    Deficit
                                                                                Accumulated
                                                    Additional       Deferred        During                                   Total
                                 Common Shares         Paid-in          Stock   Development       Treasury Stock      Stockholders'
                               -------------------                                               -----------------
                                Shares      Amount     Capital   Compensation         Stage      Shares      Amount          Equity
                                ------      ------  -----------  -------------  ------------     -------     ------         -------
Balance, December 10, 1997
 (inception)                       200      $    -  $        -      $       -   $         -            -     $    -         $     -

Issuance of common stock
 for compensation
 in January, valued at
 $0.13 per share               489,800         490      65,157              -             -            -          -          65,647
Sale of common stock in
 January, $0.13 per share      510,000         510      67,642              -             -            -          -          68,152
Net loss                             -           -           -              -      (182,294)           -          -        (182,294)
                             ---------      ------  ----------   ------------   -----------   ----------     ------      ----------

Balance, June 30, 1998       1,000,000       1,000     132,799              -      (182,294)           -          -         (48,495)

Fair value of common stock
 purchase warrants
 granted to creditor                 -           -       8,407              -             -            -          -           8,407
Sale of common stock in
 January, $0.85 per share,
 net of issuance costs of
 $131,708                      291,838         292     116,062              -             -            -          -         116,354
Issuance of common stock
 for services in January
 and May, valued at
 approximately $0.85 per
 share                          52,848          53      45,101              -             -            -          -          45,154
Conversion of note payable
 to common stock                66,029          66     109,977              -             -            -          -         110,043
Issuance of common stock
 for services in January        63,440          63      53,861              -             -            -          -          53,924
Issuance of common stock
 for services in April       1,500,000       1,500     777,620       (392,356)            -            -          -         386,764
Amortization of deferred
 stock compensation                  -           -           -         45,247             -            -          -          45,247
Issuance of common stock
 for acquisition in June,
 net of acquisition costs
 of $46,753                  3,033,014       3,033     886,155              -             -            -          -         889,188
Treasury stock repurchased
 by Company in June, at
 cost                                -           -    (148,200)       148,200             -     (285,000)         -               -
Net loss                             -           -           -              -      (767,202)           -          -        (767,202)
                             ---------      ------  ----------   ------------   -----------   ----------     ------      ----------

Balance, June 30, 1999       6,007,169       6,007   1,981,782       (198,909)     (949,496)    (285,000)         -         839,384

Exercise of warrants in
 July                           68,400          69      58,197              -             -            -          -          58,266
Fair value of options
 issued to employees and
 consultants                         -           -     176,235              -             -            -          -         176,235
Amortization of deferred
 stock compensation                  -           -           -         76,376             -            -          -          76,376
Net loss                             -           -           -              -    (1,363,869)           -          -      (1,363,869)
                             ---------      ------  ----------   ------------   -----------   ----------     ------      ----------

Balance, December 31, 1999   6,075,569      $6,076  $2,216,214      $(122,533)  $(2,313,365)   $(285,000)    $    -     $  (213,608)
                             =========      ======  ==========   ============   ===========   ==========     ======      ==========

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                                                                            Period from
                                                                                                      December 10, 1997
                                                                     Six months ended                    (inception) to
                                                                       December 31,                        December 31,
                                                                   1999                    1998                    1999
                                                             ----------------------------------            ------------
                                                                         (unaudited)                        (unaudited)
Cash flows from operating activities:
  Loss for the period                                             $(1,363,869)        $(79,030)             $(2,313,365)
  Items not affecting cash:
     Depreciation and amortization                                     16,652            1,230                   22,608
     Stock options issued to employees
      and consultants                                                 176,235                -                  176,235
     Common stock issued in exchange
      for services                                                          -                -                  506,591
     Amortization of deferred stock
      compensation                                                     76,376                -                  121,623
     Discount on notes payable                                              -                -                    8,407
  Changes in operating assets and liabilities:
     Accounts receivable                                              (16,536)          (4,119)                 (31,264)
     Prepaid expenses                                                  33,950                -                        -
     Deposits and advances                                             26,410              242                  (22,846)
     Accounts payable and accrued liabilities                         232,298           55,537                  300,564
                                                                  -----------         --------              -----------

      Net cash used in operating activities                          (818,484)         (26,140)              (1,231,447)
                                                                  -----------         --------              -----------

Cash flows from investing activities:
  Purchase of property and equipment                                 (154,314)               -                 (170,691)
  Purchase of intangible asset                                              -                -                   (3,486)
                                                                  -----------         --------              -----------

      Net cash used in investing activities                          (154,314)               -                 (174,177)
                                                                  -----------         --------              -----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                                   -           15,777                  110,043
  Proceeds from issuance of bridge loan                                     -           17,088                   17,088
  Repayment of bridge loan                                                  -                -                  (17,088)
  Cash acquired in acquisition                                              -                -                  888,932
  Proceeds from promissory notes                                      500,000                -                  500,000
  Proceeds from exercise of share
   purchase warrants                                                   58,266                -                   58,266
  Net proceeds from sale of common stock                                    -                -                  229,660
                                                                  -----------         --------              -----------

      Net cash provided by financing activities                       558,266           32,865                1,786,901
                                                                  -----------         --------              -----------

Net increase (decrease) in cash and cash
 equivalents                                                         (414,532)           6,725                  381,277

Cash and cash equivalents at beginning of period                      795,809                -                        -
                                                                  -----------         --------              -----------
Cash and cash equivalents at end of period                        $   381,277         $  6,725              $   381,277
                                                                  ===========         ========              ===========
Supplemental disclosure of non-cash financing activities:
  Notes payable converted into common stock                       $         -         $      -              $   110,043
  Deferred stock compensation                                               -                -                  198,909
  Income taxes paid                                                         -                -                        -
  Interest paid                                                             -                -                        -
                                                                  ===========         ========              ===========

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                       Six months ended December 31, 1999
         Period from December 10, 1997 (inception) to December 31, 1999

_______________________________________________________________________________


1.   Nature of development stage activities:

     These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost effective third party license service supply agreements. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist or continue to exist. As of December 31, 1999, the Company is considered to be in the development stage as the Company has not generated significant revenues, is continuing to develop its business, and has experienced negative cash flow from operations. Operations have primarily been financed through the issuance of common stock and debt. The Company does not have sufficient working capital to sustain operations until December 31, 2000. Additional debt or equity financing will be required and may not be available on reasonable terms or on any terms at all.

2.   Basis of presentation:

     (a) These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company's wholly-owned subsidiary, Reconnaissance International Ltd. and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

     (b)  Use of estimates:

          The preparation of interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting periods. Actual results may significantly differ from these estimates.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 2
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                       Six months ended December 31, 1999
         Period from December 10, 1997 (inception) to December 31, 1999

________________________________________________________________________________

2.   Basis of presentation (continued):

     (c)  Net loss per share:

          Basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

          Excluded from the computation of diluted loss per share for the six months ended December 31, 1999 are warrants to purchase 243,438 (December 31, 1998- nil) shares of common stock and options to purchase 647,950 (December 31, 1998 - nil) shares of common stock because their effects would be anti-dilutive.

          Excluded from the computation of diluted loss per share for the six months ended December 31, 1998 are approximately 38,100 shares of potential common stock resulting from the assumed conversion of convertible notes payable because their effects would be anti-dilutive.

3.   Long-term liability:

     (a)  Promissory notes:

          In November, 1999, the Company issued promissory notes to an investor totaling $500,000 with interest payable monthly, not in advance, at a rate of 10% per annum. Subsequent to December 31, 1999, these notes were converted to equity (see Note 5.)

4.   Stockholders' equity:

     (a)  Stock options and stock-based compensation:

          During the three months ended December 31, 1999, the Company recorded non-cash compensation expense of approximately $102,000 related to the issuance of options to purchase shares of common stock to employees and consultants. The options have exercise prices ranging from $1.00 to $2.00 and have a vesting period ranging from immediate up to 36 months.

5.   Subsequent events:

     (a)  Conversion of promissory notes:

          On January 11, 2000, promissory notes totalling $500,000 were converted into 350,000 common shares of the Company and warrants to purchase 240,000 common shares at a price of $1.40 for a period of two years.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

          Notes to Interim Consolidated Financial Statements, page 3
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                      Six months ended December 31, 1999
        Period from December 10, 1997 (inception) to December 31, 1999

________________________________________________________________________________


5.   Subsequent events (continued):

     (b)  Revolving debt facility:

          On January 11, 2000, the Company obtained a $1,000,000 revolving debt facility. Draw-downs are subject to the Company's satisfying certain conditions, including the condition that, in order to draw-down any amount, the Company must have secured at least one commercial transaction through certain third parties, on terms sufficient, in the sole opinion of the lender, to allow the Company to repay the amount drawn under the facility. The Company is required to issue a total of 1,500,000 warrants upon its initial draw under the facility. These warrants consist of 1,000,000 "A" warrants, with an exercise price of $1.05, and 500,000 "B" warrants, with an exercise price of $2.00. Draw-downs under this facility bear interest at 11% per annum, are payable monthly, and are secured by substantially all of the assets of the Company. As at February 4, 2000, no funds had been drawn against this facility.

6.   Uncertainty due to the Year 2000 Issue:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. To date, the Company has not experienced any problems relating to the Year 2000 Issue. However, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, have been fully resolved.

ITEM 2 -  PLAN OF OPERATION

          All statements, other than statements of historical fact, included in this Form 10-QSB, involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the need to raise additional capital, uncertain markets for the Company's products and services, the Company's dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies the Company uses for the PC Support Center or develop or license other functionally equivalent technologies.

          The following describes in general terms the Company's plan of operation and development strategy for the next twelve-month period (the "Next Year"). During the Next Year, the primary focus of the Company will be to expand marketing efforts for its services, continue to enhance the PC Support Center, and to develop and/or contract to provide the infrastructure necessary to deliver its services to its subscribers and customers.

          a.   Current Services
               ----------------

          The Company currently offers three services. The Company's current primary service, PC Support Center, is a Web-based support portal for PCs which aggregates a number of support technologies, including software and driver updates, hard disk maintenance, a technical support forum, and others. Global Replace combines an on-line backup service for notebook and desktop computers with three methods of restoring data in the event of a PC failure. Phoenix allows a notebook user to transfer a full-image of all data, applications, preferences and settings to a new notebook.

          b.   Cash Flow Requirements
               ----------------------

          In November 1999, the Company secured $500,000 in debt financing from a private investor. In January 2000, all of the investor's outstanding debt was converted into 350,000 shares of the Company's Common Stock plus two-year warrants to purchase an additional 240,000 shares at an exercise price of $1.40.

          In December 1999, the Company signed an engagement letter with an investment banking firm pursuant to which this firm agreed to secure for the Company, on a best efforts basis, a revolving debt financing in an amount of between $1,000,000 and $1,200,000. In January 2000, this financing was secured for the Company in an amount of $1,000,000. The Company agreed that, upon the first draw down under this financing, it would issue to the lender an 18-month warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.05 and a 30-month warrant to purchase 500,000 shares of Common Stock at an exercise price of $2.00.

          Draw downs on this financing are subject to the Company's satisfying certain conditions, including the condition that, in order for the Company to draw down any amount, the Company must have secured at least one commercial transaction through certain third parties, on terms sufficient, in the sole opinion of the lender, to allow the Company to repay the amount to be drawn down. All amounts drawn down by the Company under this financing will be secured by a first lien on substantially all of the Company's assets. This lien may adversely affect the Company's ability to obtain additional financing.

          The Company recently has hired several new employees and has begun the development and implementation of additional features of the PC Support Center. As a result of its increased level of expenditures, the Company does not have sufficient working capital to sustain its current level of operations. Although the Company plans to obtain this working capital through fundings under the debt financing described above, there can be no assurance that the Company will be able to satisfy the conditions to its being permitted to utilize this financing on a timely basis or at all. If this financing is not available to the Company by March 2000, the Company will need to obtain financing from another source and does not have any commitment from any third party to provide this financing. Furthermore, the Company expects to hire a significant number of additional employees and to continue the development of additional features of the PC Support Center, which will require working capital prior to July 2000 in addition to any funding provided by the debt financing described above. The Company anticipates funding these additional working capital requirements either through the proceeds from a private placement of its Common Stock or through revenues generated from customers. The investment banking firm engaged by the Company has agreed to use its best efforts to secure for the Company an equity financing of at least $3,000,000 by June 30, 2000, which should be more than sufficient to provide the Company with the working capital necessary for the Company to proceed with its business plan through December 31, 2000. However, there can be no assurance that this financing will, in fact, occur or that revenues from customers, if any, will provide the working capital necessary for the Company to proceed with its business plan.

          The Company does not currently have any commitment from any third party to provide additional financing, and the Company may be unable to obtain financing on reasonable terms or at all. Furthermore, if the Company raises additional working capital through equity, its shareholders will experience dilution. If the Company is unable to secure additional financing when needed and its revenues are inadequate to provide the necessary working capital, the Company may be required to slow down or suspend its growth or reduce the scope of its then current level of business operations, any of which would have a material adverse effect on the Company's competitive position.

          c.   Sales and Marketing
               -------------------

          The Company plans to increase marketing efforts for its services through direct and indirect channels, including the following:

          PC Manufacturers. The Company is negotiating with several of the world's largest PC manufacturers to market the Company's services to the manufacturers' customers, and the Company plans to expand its marketing efforts to other top PC manufacturers during the Next Year. No agreements have yet been reached with any PC manufacturer, and there can be no assurance that any such agreements can be reached on terms favorable to the Company or at all.

          OEMs. The Company is negotiating with companies which integrate PCs with internet access and other related services and sell them to PC end-users via a monthly payment schedule over a number of years, typically three, to include the Company's services. In January 2000, the Company and Go Figure Technologies entered into a one-year Services Agreement in which Go

     Figure has agreed to use commercially reasonable efforts to secure agreements with third parties that will in the aggregate forecast delivery during calendar year 2000 of at least one million PCs that will provide access to customized versions of the PC Support Center. Go Figure has also agreed that it will not during the one-year term of the agreement directly or indirectly offer services similar to or competitive with the PC Support Center's services.

          Computer Service Companies. There are several international companies which provide a comprehensive range of computer services that permit large corporations to out-source some or all of their PC support requirements. The Company's services complement and extend the range of such support services. In April 1999 the Company entered into an agreement with Unisys, an international computer service company, to private label Global Replace under the Unisys brand name for resale to Unisys' corporate customers. The Company intends to market its services to other international service companies during the Next Year, although there can be no assurance that the Company will be able to negotiate any agreements with computer service companies.

          StorageTek. In 1998, the Company's wholly-owned subsidiary entered into a contract with StorageTek in which the Company licensed StorageTek's backup storage software, which the Company markets under the name Global Replace. StorageTek also agreed to market the Company's hardware replacement services in conjunction with its own backup software. In the fiscal year ending June 30, 1999, StorageTek did not secure any orders for the Company's services, and no orders have been secured to date during the current fiscal year. During the Next Year, the Company intends to expand its training and co-selling activities with StorageTek.

          Web Portals. The Company is negotiating with one company which is developing a Web site or portal specifically targeting the mobile PC user. The Company is negotiating to provide the support services, which will be a prominent feature of the portal. The Company is also negotiating with a large portal company which targets a broad base of Internet users. However, there can be no assurance that an agreement will be reached with these companies or any other Web portal companies.

          Direct Sales. The Company is marketing to a small number of large and small corporations on a direct basis. Although no contracts have been secured to date, the Company intends to expand its direct marketing efforts to a select number of large corporations in the United States and Canada. There can be no assurance that any contracts will be reached with any company on a direct basis.

          d.   Research and Development
               ------------------------

          The Company's primary research and development effort over the Next Year will be to continue to add features to the PC Support Center (which the Company launched in October 1999) and to release subsequent versions during the Next Year. Due to the constantly evolving nature of the Internet and related technologies, the Company will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the PC Support Center. An Education Center was added to the PC Support Center in January, 2000 which provides self-administered tutorials for PC users. A service called "FixMyPC" was also added to the PC Support Center in January, 2000 which allows a technician to take control of the user's PC with the user's permission and to perform preventative maintenance and solve technical problems using an online chat session.

          Among the functions and services the Company expects to add to the PC Support Center over the next six months are: email notification of driver and other recommended updates, virus scan, telephone support, PC performance enhancement, enhanced platform maintenance, asset-tracking, extended warranty, anti-theft deterrent, theft and damage insurance, technician dispatch, and repair co-ordination. There can be no assurance, however, that all or any of these features will be added. The Company expects to incur costs of between $400,000 and $600,000 over the next six months in order to develop and implement these additional functions of the PC Support Center. Of this amount, approximately 75% represents costs expected to be incurred internally by the Company, with the balance representing amounts expected to be paid to third-party contractors.

          e.   Operations
               ----------

          To support the Global Replace program, the Company will expand its capability to restore full image backups onto replacement notebooks. During the Next Year, the Company plans to develop infrastructure internally to provide the capacity to restore three to five notebooks per working day. To increase capacity beyond this level to meet future demand, the Company will make a decision to build additional infrastructure internally, or to contract the restoration process to an external computer services firm. The Company anticipates that it will make this decision during the Next Year.

          f.   Employees
               ---------

          During the Next Year, the Company plans to hire additional senior management employees in the areas of sales and marketing, as well as additional technical, operations, sales and marketing, and administrative staff as required to expand its service offerings, sales and marketing efforts, and to maintain service levels to its then existing and new subscribers. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company's different services, and the extent to which sales and marketing, operations, and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming significant customer acceptance of the Company's products, the Company currently plans to increase staffing to approximately 100 people during the Next Year, although there can be no assurance that such hiring will take place or will be adequate to execute the growth plans as described herein.


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

     b.   Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PCSUPPORT.COM, INC.



Date: February 11, 2000            By: /s/ Michael G. McLean
                                       ---------------------
                                       Michael G. McLean
                                       President and Chief Executive Officer



Date: February 11, 2000            By: /s/ David W. Rowat
                                       ---------------------
                                       David W. Rowat
                                       Vice President,
                                       Finance and Business Development

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number     Description
---------  -----------
5.1        Termination Letter dated as of December 31, 1999 from the Company to SCI.*

5.2        Employment Agreement dated as of November 17, 1999 between the Company and Bruce McDonald.*

5.3        Directors, Officers and Employee Stock Option Plan as amended on November 30, 1999.*

5.4        Engagement Letter dated as of October 6, 1999 between the Company and Sitrick and Company.*

5.5        Engagement Letter dated as of December 21, 1999 between the Company and ICE Holdings North America, L.L.C.*

27         Financial Data Schedule

*Incorporated by reference to the Company's Amendment No. 2 to Form 10-SB filed on January 12, 2000.