Form 10QSB
period 2000-03-31
PCSUPPORT COM INC
filed 2000-05-15
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [_]

There were 9,969,329 shares of the Company's common stock outstanding on May 5, 2000.

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                               TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS..................................    1

     ITEM 2 - PLAN OF OPERATION.....................................   11

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS.....................................   13

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.............   13

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................   14

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14

     ITEM 5 - OTHER INFORMATION.....................................   15

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................   15

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                                                                       March 31,      June 30,
                                                                         2000           1999
                                                                      -----------    ----------
                                                                      (unaudited)
                     Assets

Current assets:
  Cash and cash equivalents                                           $ 6,016,277    $  795,809
  Accounts receivable                                                      30,731        14,728
  Prepaid expenses                                                              -        33,950
  Deposits and advances                                                    36,783        49,256
                                                                      -----------    ----------

   Total current assets                                                 6,083,791       893,743

Property and equipment                                                    195,248        11,210
Intangible asset                                                            1,643         2,697
                                                                      -----------    ----------
                                                                      $ 6,280,682    $  907,650
                                                                      ===========    ==========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                            $   152,355    $   68,266
  Convertible promissory notes of $1,000,000, less
  unamortized deemed discount of $500,000 (note 3(b))                     500,000             -
                                                                      -----------    ----------
   Total current liabilities                                              652,355        68,266

Stockholders' equity (note 4):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   issued 6,429,729 shares at March 31, 2000 and 6,007,169
     shares at June 30, 1999                                                6,430         6,007
   fully paid share subscriptions for 2,812,600 shares at
     March 31, 2000 (notes 4(c)(i) and (ii), 4(d)) and nil shares
     at June 30, 1999                                                   5,487,005             -
  Additional paid-in capital                                            5,567,897     1,981,782
  Deferred stock compensation                                            (980,265)     (198,909)
  Treasury stock, 285,000 shares at March 31, 2000 and
    June 30, 1999                                                               -             -
  Deficit accumulated during the development stage                     (4,452,740)     (949,496)
                                                                      -----------    ----------
   Total stockholders' equity                                           5,628,327       839,384
                                                                      -----------    ----------
                                                                      $ 6,280,682    $  907,650
                                                                      ===========    ==========
Commitments and contingencies (note 5)
Subsequent events (note 4(c)(i), 5(a) and 6)

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                                                                         Period from
                                                                                                         December 10,
                                                 Nine months ended            Three months ended                 1997
                                                     March 31,                      March 31,          (inception) to
                                           -----------------------------    -------------------------       March 31,
                                                  2000              1999           2000          1999            2000
                                           -----------        ----------    -----------    ----------  --------------
                                                     (unaudited)                    (unaudited)          (unaudited)
Revenue                                    $     7,358        $        -    $     5,038    $        -    $     7,457
Cost of services                                51,942                 -         49,810             -         52,028
                                           -----------        ----------    -----------    ----------    -----------

   Gross profit (loss)                         (44,584)                -        (44,772)            -        (44,571)
                                           -----------        ----------    -----------    ----------    -----------

Operating expenses:
Research and development                       556,719            11,505        173,570         4,963        577,179
Marketing and promotion                        624,655            24,954        261,621        18,129      1,222,676
General and administrative                     879,349           124,951        253,122        59,261      1,203,864
                                           -----------        ----------    -----------    ----------    -----------

                                             2,060,723           161,410        688,613        82,353      3,003,719
                                           -----------        ----------    -----------    ----------    -----------

Loss from operations                        (2,105,307)         (161,410)      (733,385)      (82,353)    (3,048,290)

Interest income (expense), net
  (note 3(b))                               (1,397,937)              571     (1,405,921)          544     (1,404,450)
                                           -----------        ----------    -----------    ----------    -----------

Loss for the period                        $(3,503,244)       $ (160,839)   $(2,139,306)   $  (81,809)   $(4,452,740)
                                           ===========        ==========    ===========    ==========    ===========

Net loss per common share,
  basic and diluted                        $     (0.57)       $    (0.15)   $     (0.33)   $    (0.06)   $     (1.51)
                                           ===========        ==========    ===========    ==========    ===========

Weighted average common
  shares outstanding, basic
  and diluted                                6,175,408         1,106,407      6,390,810     1,323,950      2,952,290
                                           ===========        ==========    ===========    ==========    ===========

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                       (A Development Stage Enterprise)
            Interim Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                       Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000

                                                                                                         Deficit
                                                                                                       Accumulated
                                       Common Shares                      Additional      Deferred        During           Total
                                     -----------------         Share       Paid-in          Stock      Development     Stockholders'
                                     Shares     Amount     Subscriptions   Capital      Compensation      Stage           Equity
                                     ------     ------     -------------   -------      ------------      -----           ------
Balance, December 10, 1997
 (inception)                             200    $    -      $        -   $        -     $         -    $         -      $         -
Issuance of common stock for
 compensation in January, valued
 at $0.13 per share                  489,800       490               -       65,157               -              -           65,647
Sale of common stock in January,
 $0.13 per share                     510,000       510               -       67,642               -              -           68,152
Net loss                                   -         -               -            -               -       (182,294)        (182,294)
                                   ---------    ------      ----------   ----------     -----------    -----------      -----------

Balance, June 30, 1998             1,000,000     1,000               -      132,799               -       (182,294)         (48,495)

Fair value of common stock
 purchase warrants granted to
 creditor                                  -         -               -        8,407               -              -            8,407
Sale of common stock in January,
 $0.85 per share, net of
 issuance costs of $131,708          291,838       292               -      116,062               -              -          116,354
Issuance of common stock for
 services in January and May,
 valued at approximately
 $0.85 per share                      52,848        53               -       45,101               -              -           45,154
Conversion of note payable to
 common stock                         66,029        66               -      109,977               -              -          110,043
Issuance of common stock for
 services in January                  63,440        63               -       53,861               -              -           53,924
Issuance of common stock for
 services in April                 1,500,000     1,500               -      777,620        (392,356)             -          386,764
Amortization of deferred stock
 compensation                              -         -               -            -          45,247              -           45,247
Issuance of common stock for
 acquisition in June, net of
 acquisition costs of $46,753      3,033,014     3,033               -      886,155               -              -          889,188
Treasury stock repurchased by
 Company in June, not cancelled     (285,000)        -               -     (148,200)        148,200              -                -
Net loss                                   -         -               -            -               -       (767,202)        (767,202)
                                   ---------    ------      ----------   ----------     -----------    -----------      -----------

Balance, June 30, 1999             5,722,169     6,007               -    1,981,782        (198,909)      (949,496)         839,384

Exercise of warrants in July          68,400        69               -       58,197               -              -           58,266
Shares issued to consultant in
 settlement of accrued liability       4,160         4               -        6,504               -              -            6,508
Fair value of options issued to
 employees and consultants                 -         -               -      226,864               -              -          226,864
Conversion of notes payable in
 January                             350,000       350               -      500,550               -              -          500,900
Fully paid warrants to be issued
 as financing compensation cost
 (note 3(b))                               -         -               -    1,794,000      (1,794,000)             -                -
Beneficial conversion feature of
 notes payable issued in February
 (note 3(b))                               -         -               -    1,000,000               -              -        1,000,000
Amortization of deferred stock
 compensation                              -         -               -            -       1,012,644              -        1,012,644
Fully paid unit subscription in
 March, net of $20,399 in cash
 financing costs (note 4(c)(i))            -         -       1,215,601            -               -              -        1,215,601
Fully paid share subscription
 in March, net of $25,000 in
 cash financing costs
 (note 4(c)(ii))                           -         -       4,083,000            -               -              -        4,083,000
Fully paid exercise of warrants,
 shares unissued (note 4(d))               -         -         188,404            -               -              -          188,404
Net loss                                   -         -               -            -               -     (3,503,244)      (3,503,244)
                                   ---------    ------      ----------   ----------     -----------    -----------      -----------

Balance, March 31, 2000            6,144,729    $6,430      $5,487,005   $5,567,897     $  (980,265)   $(4,452,740)     $ 5,628,327
                                   =========    ======      ==========   ==========     ===========    ===========      ===========

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                                                                     Period from
                                                                                               December 10, 1997
                                                                           Nine months ended      (inception) to
                                                                               March 31,               March 31,
                                                                          2000           1999               2000
                                                                  ---------------------------  -----------------
                                                                             (unaudited)             (unaudited)
Cash flows from operating activities:
 Loss for the period                                               $(3,503,244)     $(160,839)      $(4,452,740)
 Items not affecting cash:
   Depreciation and amortization                                        43,824          2,113            49,780
   Stock options issued to employees and contractors                   232,437              -           232,437
   Common stock issued in exchange for services                              -         71,330           551,838
   Warrants issued for services                                          6,088              -             6,088
   Deemed discount amortization on promissory note                     500,000              -           500,000
   Amortization of deferred stock compensation                       1,012,644              -         1,012,644
   Discount on notes payable                                                 -          8,407             8,407
   Loss on debt extinguishment and other                                (4,323)             -            (4,323)
 Changes in operating assets and liabilities:
   Accounts receivable                                                 (16,003)        (7,363)          (30,731)
   Prepaid expenses                                                     33,950              -                 -
   Deposits and advances                                                12,473            242           (36,783)
   Accounts payable and accrued liabilities                             84,089         14,885           152,355
                                                                   -----------      ---------       -----------

   Net cash used in operating activities                            (1,598,065)       (71,225)       (2,011,028)
                                                                   -----------      ---------       -----------

Cash flows from investing activities:
 Purchase of property and equipment                                   (226,808)       (11,907)         (243,185)
 Purchase of intangible asset                                                -              -            (3,486)
                                                                   -----------      ---------       -----------

   Net cash used in investing activities                              (226,808)       (11,907)         (246,671)
                                                                   -----------      ---------       -----------

Cash flows from financing activities:
 Proceeds from issuance of notes payable                                     -         62,314           110,043
 Proceeds from issuance of bridge loan                                       -              -            17,088
 Repayment of bridge loan                                                    -              -           (17,088)
 Cash acquired in acquisition                                                -              -           888,932
 Proceeds from promissory notes                                      1,500,000              -         1,500,000
 Proceeds from exercise of share purchase warrants                     246,740              -           246,740
 Net proceeds from sale of common stock                              5,298,601        116,354         5,528,261
                                                                   -----------      ---------       -----------

   Net cash provided by financing activities                         7,045,341        178,668         8,273,976
                                                                   -----------      ---------       -----------

Net increase in cash and cash equivalents                            5,220,468         95,536         6,016,277

Cash and cash equivalents at beginning of period                       795,809              -                 -
                                                                   -----------      ---------       -----------

Cash and cash equivalents at end of period                         $ 6,016,277      $  95,536       $ 6,016,277
                                                                   ===========      =========       ===========

Supplemental disclosure of non-cash financing activities:
 Notes payable converted into common stock and
   warrants                                                        $   500,000      $ 110,043       $   610,043
 Deferred stock compensation                                         1,794,000              -         1,992,909
 Common stock issued to settle accrued liability                         6,508              -             6,508
 Income taxes paid                                                           -              -                 -
 Interest paid                                                           2,584              -             2,584
                                                                   ===========      =========       ===========

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                        Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000
--------------------------------------------------------------------------------

1.  Nature of development stage activities:

    These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, as discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost-effective third party license service supply agreements. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist or continue to exist. As of March 31, 2000, the Company is considered to be in the development stage as the Company has not generated significant revenues and is continuing to develop its business. Operations have primarily been financed through the issuance of equity instruments and debt. The Company does not have sufficient working capital to sustain operations until March 31, 2001. Additional debt or equity financing will be required to fund operations and may not be available on reasonable terms or on any terms at all.


2.  Basis of presentation:

    (a) These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company's wholly-owned subsidiary, Reconnaissance International Ltd. and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-SB filed with the Securities and Exchange Commission for the year ended June 30, 1999, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 2
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                        Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000
--------------------------------------------------------------------------------

2.  Basis of presentation (continued):

    (b)  Use of estimates:

         The preparation of interim consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting periods. Actual results may significantly differ from these estimates.

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

         Excluded from the computation of diluted loss per share for the periods ended March 31, 2000 are warrants to purchase 2,141,838 (March 31,
         1999 - 311,838) shares of common stock, options to purchase 819,750 (March 31, 1999 - nil) shares of common stock and fully paid share subscriptions for 2,812,600 shares of common stock (March 31, 1999 - nil), because their effects would be anti-dilutive.

         Also excluded from the computation of diluted loss per share for the periods ended March 31, 2000 are 500,000 (March 31, 1999 - nil) shares of potential common stock resulting from the assumed conversion of convertible notes payable because their effects would be anti-dilutive.


3.  Debt financings:

    (a)  Revolving debt facility:

         On January 11, 2000, the Company negotiated a $1,000,000 revolving debt facility. No funds were drawn against this facility before it was rescinded by mutual consent of the Company and the lender prior to March 31, 2000.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 3
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                        Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000
--------------------------------------------------------------------------------

3.  Debt financings (continued):

    (b)  Convertible promissory notes:

         On February 29, 2000, the Company issued promissory notes ("Convertible Promissory Notes") to private investors totaling $1,000,000, convertible into common stock of the Company at a conversion rate of $2.00 per common share. The notes bear interest at an annual rate of 10% and are payable monthly. The notes are convertible, together with accrued interest, any time by the holders and are convertible by the Company 60 days after their issuance date. The promissory notes mature 120 days after their issuance and may be secured by a General Security Agreement covering all assets of the Company.

         These notes carry a beneficial conversion feature valued at $1,225,000, equal to the aggregate excess of the market value of the Company's common shares at the date of agreement over the conversion rate. The beneficial conversion feature recorded was limited to the proceeds of the promissory note offering of $1,000,000 and is being amortized to interest expense over the period to the earliest conversion date. Interest expense recognized upon amortization totaled $500,000 during the period ended March 31, 2000 and the remaining unamortized balance of the conversion feature of $500,000 is recorded as a discount on the convertible promissory notes.

         Under the terms of the financing agreement, the Company granted 1,000,000 "A" Warrants and 500,000 "B" warrants to its agent for the $1,000,000 Convertible Promissory Notes financing and for future general financing services. Each "A" warrant entitles the holder to acquire one common share at an exercise price of $1.25 per share in the first year and $1.75 in the second year. Each "B" warrant entitles the holder to acquire one common share at an exercise price of $2.00 per share in the first year and $2.50 in the second year. The estimated fair value of the warrants of $1,794,000 was recorded as deferred finance costs and is being amortized to interest expense over the period to the earliest conversion date.

         The Company has committed to register with the United States Securities and Exchange Commissions ("SEC") all shares issuable upon exercise of the "A" and "B" warrants and all shares issuable upon conversion of this debt facility (note 5(c)).

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 4
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                        Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000
--------------------------------------------------------------------------------

4.  Stockholders' equity:

    (a) Stock options and stock-based compensation:

        During the three months ended March 31, 2000, the Company recorded non-cash compensation expense of approximately $51,000 (March 31, 1999 - nil) related to the issuance of options to purchase shares of common stock to employees and consultants. The options have exercise prices ranging from $1.00 to $6.06 and have a vesting period ranging from immediate up to 36 months.

    (b) Conversion of notes payable into equity:

        On January 11, 2000, the Company agreed to convert outstanding promissory notes totaling $500,000 into 350,000 common shares and warrants to purchase 240,000 common shares at a price of $1.40 per share. The warrants expire January 2002. The loss on extinguishment of debt was approximately $900. The Company has committed to register these common shares and common shares issuable upon exercise of the warrants with the SEC (note 5(c)).

    (c) Subscriptions:

        (i)  Shares and warrants:

             In March 2000, the Company completed a private placement issuing 618,000 units to investors for proceeds of $1,215,601, net of $20,399 of cash financing costs. Each unit consists of one common share of the Company and one warrant to purchase an additional one-half of one common share at an exercise price of $1.00 per one-half share. As at March 31, 2000, the 618,000 common shares were fully paid for, but were not issued. The warrants expire March, 2001.

             Subsequent to March 31, 2000, the Company sold an additional 48,000 units to investors for net proceeds of $96,000.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 5
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                        Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000
--------------------------------------------------------------------------------

4.  Stockholders' equity (continued):

    (c)  Subscriptions (continued):

         (ii)  Shares:

               Also in March 2000, the Company completed a private placement relating to the subscription for 2,054,000 common shares of the Company for proceeds of $4,083,000, net of $25,000 of cash financing costs. As at March 31, 2000, the 2,054,000 common shares were fully paid for, but were not issued. The Company agreed to issue warrants to purchase 500,000 common shares at $2.00 per share for consulting and advisory services in connection with this transaction. The warrants will expire March 2002. The estimated fair value of these warrants at the date of grant was $1,736,000 and has been recorded as a cost of the private placement as a charge to additional paid-in capital.

               The Company has committed to issue and register these common shares and also register any common shares issuable upon the exercise of the warrants with the SEC (note 5(c)).

    (d)  Warrants exercised:

         In March, 2000, investors exercised warrants to purchase 140,600 shares of the Company's common stock for proceeds of $188,404. As at March 31, 2000, these shares were not issued.


5.  Commitments:

    (a)  Internet portal advertising agreement:

         Subsequent to March 31, 2000, the Company entered into an agreement with an Internet service company to allow the Company to advertise its services on the Internet service company's Web site for a one year term. Also, the Company has agreed to create a co-branded Web site to provide its services to the Internet service company's customers for a two year term. The Company is committed to paying $570,000 under the agreement for the remainder of fiscal year 2000, $2,460,000 in fiscal year 2001, and $2,250,000 in fiscal year 2002.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 6
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                        Nine months ended March 31, 2000
          Period from December 10, 1997 (inception) to March 31, 2000
--------------------------------------------------------------------------------

5. Commitments (continued):

   (b)  Financing agreement:

        The Company entered into a financing agreement with ICE Holdings North America, LLC in March 2000. Subject to the completion of direct and indirect financing milestones, the Company will be required to issue and register with SEC (note 5(c)) 1,000,000 warrants as consideration for their services. As at March 31, 2000 no warrants were earned.

   (c)  Registration of shares:

        The Company has committed to file with the SEC a registration statement to register all common shares or common shares issuable upon the exercise of warrants and all other shares issuable upon conversion of Convertible Promissory Notes issued or committed to be issued during the three months ended March 31, 2000.


6. Subsequent events:

   (a) Subsequent to March 31, 2000, the Company completed a private placement for the subscription of 645,000 common shares at a price per share of $2.125. The gross proceeds of $1,370,625 were received by the Company on closing.

   (b) Subsequent to March 2000, the Company entered into an operating lease for office space. The lease has a 5 year term commencing September 1, 2000 and requires annual non-cancellable lease payments of $595,000. The Company is in the process of negotiating the cancellation or sub-lease of its existing premise agreement.

ITEM 2 - PLAN OF OPERATION

     All statements, other than statements of historical fact, included in this Form 10-QSB, involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of PCSupport.com, Inc. (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the need to raise additional capital, uncertain markets for the Company's products and services, the Company's dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies the Company uses for the PC Support Center or develop or license other functionally equivalent technologies.

     The following describes in general terms the Company's plan of operation and development strategy for the next twelve-month period (the "Next Year"). During the Next Year, the Company's primary focus will be to expand marketing efforts for its services, continue to enhance its PC Support Center, and to develop and/or contract to provide the infrastructure necessary to deliver its services to subscribers and customers.

  a. Current Services
     ----------------

     The Company currently offers three services. Its current primary service, the PC Support Center, is a Web-based support portal for PCs which aggregates a number of support technologies, including software and driver updates, hard disk maintenance, a technical support forum, and others. Global Replace combines an on-line backup service for notebook and desktop computers with three methods of restoring data in the event of a PC failure. Phoenix allows a notebook user to transfer a full-image of all data, applications, preferences and settings to a new notebook.

  b. Cash Flow Requirements
     ----------------------

     Between February and April, 2000, the Company raised aggregate gross proceeds of $6,810,625 from the sale of common stock and units consisting of common stock and warrants, $1,000,000 from the sale of convertible notes and $188,404 from the exercise of previously issued warrants. The Company believes that its existing cash reserves are sufficient to sustain operations at their current levels until at least September 30, 2000. However, the Company is planning to hire new employees continuously to fulfill its obligations to AltaVista, Telus and other partners and to continue the development and implementation of additional features of the PC Support Center. The Company's agreements with AltaVista require the Company to make large and continuing payments. These commitments and plans will require working capital in excess of the Company's cash reserves. The Company anticipates funding these additional working capital requirements either through the proceeds from a private placement of securities or through revenues generated from customers. The investment banking firm engaged by the Company has agreed to use its best efforts to secure for the Company an equity financing of at least $3,000,000 by June 30, 2000, which would be more than sufficient to provide the Company with the working capital necessary for the Company to proceed with its current business plan through the Next Year.

     The Company does not currently have any commitment from any third party to provide additional financing, and may be unable to obtain financing on reasonable terms or at all. Furthermore, if the Company raises additional working capital through equity, its shareholders will experience dilution. If the Company is unable to secure additional financing when needed and its revenues are inadequate to provide the necessary working capital, it may be required to slow down or suspend its growth or reduce the scope of its then current level of business operations, any of which would have a material adverse effect on the Company's competitive position.

  c. Sales and Marketing
     -------------------

     The Company plans to increase marketing efforts for its services through direct and indirect channels, including the following:

     Web Portals. The Company has successfully negotiated agreements or letters of intent with several companies to offer its PC Support Center services through a branded support portal to their users, the largest of which are

     AltaVista (with whom the Company has an agreement), Telus (with whom the Company has a non-binding letter of intent) and Pivotal Corp (with whom the Company has a non-binding letter of intent). The Company is continuing to develop additional partnership agreements with other Web portals. However, there can be no assurance that an agreement will be reached with any other Web portal companies or that the existing agreements (which have not yet generated revenues for the Company) will generate significant revenues in the future.

     PC Manufacturers. The Company is negotiating with PC manufacturers to market its services to the manufacturers' customers, and the Company plans to expand its marketing efforts to other top PC manufacturers during the Next Year. No definitive agreements have yet been reached with any PC manufacturer, and there can be no assurance that any such agreements can be reached on terms favorable to the Company or at all.

     OEMS. The Company is negotiating with companies which integrate PCs with Internet access and other related services and sell them to PC end-users via a monthly payment schedule over a number of years, typically three, to include its services.

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

     Managed Storage. In 1998, the Company entered into a contract with Storage Technologies Inc. ("StorageTek") in which the Company licensed StorageTek's backup storage software, which the Company markets under the name Global Replace. StorageTek also agreed to market the Company's hardware replacement services in conjunction with its own backup software. In the fiscal year ending June 30, 1999, StorageTek did not secure any orders for the Company's services, and no orders have been secured to date during the current fiscal year. StorageTek has recently spun off its backup storage division into Managed Storage Inc.; as a result, Managed Storage is the successor-in-interest to StorageTek under StorageTek's contract with the Company. During the Next Year, the Company intends to expand its training and co-selling activities with Managed Storage.

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

  d. Research and Development
     ------------------------

     The Company's primary research and development effort over the Next Year will be to continue to add features to the PC Support Center (which the Company launched in October 1999) and to release subsequent versions during the Next
Year.   Due to the constantly evolving nature of the Internet and related technologies, the Company will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the PC Support Center. An Education Center was added to the PCSupport Center in January, 2000, which provides self-administered tutorials for PC users. A service called "FixMyPC" was also added to the PC Support Center in January, 2000, which allows a technician to take control of the user's PC with the user's permission and to perform preventive maintenance and solve technical problems using an online chat session. The Company also entered into a partnership with Micro Warranty Services which will enable the Company to offer extended warranty and onsite service.

     Among the functions and services the Company expects to add to the PC Support Center over the next six months are: email notification of driver and other recommended updates, virus scan, telephone support, PC performance enhancement, enhanced platform maintenance, asset-tracking, anti-theft deterrent, theft and damage insurance, and repair co-ordination. There can be no assurance, however, that all or any of these features will be added. The Company expects to incur costs of between $1,000,000 and $1,200,000 over the Next Year in order to develop and implement these additional functions of the PC Support Center.

  e. Operations
     ----------

     The Company expects the number of subscribers to the PC Support Center and branded portals to increase rapidly over the Next Year. To deliver the services in support of the PC Support Center, the Company plans to rapidly expand the number of technicians the Company employs directly and also expects to enter into one or more outsourcing agreements with third parties to provide technical support. In addition, the Company plans to hire employees in other departments as well, as discussed below under "Employees." The Company anticipates that there will be a significant lag between incurring the expenses to support the PC Support Center and generating revenues from these expenditures because the PC Support Center's basic services are currently offered free of charge.

     To support the Global Replace program, the Company will expand its capability to restore full image backups onto replacement notebooks. During the Next Year, the Company plans to develop infrastructure internally to provide the capacity to restore three to five notebooks per working day. To increase capacity beyond this level to meet future demand, the Company will contract the restoration process to an external computer services firm.

  f. Employees
     ---------

     During the Next Year, the Company plans to hire additional employees in every department, including senior management employees in sales and marketing, as well as additional technical, operations, sales and marketing, and administrative staff as required to expand its service offerings, sales and marketing efforts, and to maintain service levels to its then existing and new subscribers. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of its different services, and the extent to which sales and marketing, operations, and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming significant customer acceptance of its products, the Company currently plans to increase staffing to approximately 130 people during the Next Year, although there can be no assurance that such hiring will take place or will be adequate to execute the growth plans as described herein.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2000, the Company made the following sales of securities without the registration of such securities under the Securities Act of 1933, as amended (the "Act"):

 a. On January 11, 2000, the Company issued 10,000 warrants to two individuals in connection with corporate finance services, including the introduction of the Company to ICE Holdings North America LLC. These warrants enable the holders to purchase 10,000 common shares at a price of $1.05 for three years. This offering was made without registration under the Act in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

 b. On February 29, 2000, the Company issued promissory notes convertible into common shares to 13 investors for aggregate gross proceeds of $1,000,000. These notes carried a coupon of 10% payable in common shares at a rate of $2.00 per common share. These notes were also convertible into 500,000 common shares (plus accrued interest payable at a rate of $2.00 per common share) at anytime at the holder's option, and at the Company's option at any time after April 29, 2000. On March 8, 2000, the Company issued 1,000,000 two-year "A" warrants and 500,000 two-year "B" warrants to Mike Lee and Associates, an adviser, in consideration of ongoing financial consulting services provided to the Company, including services in connection with the placement of the convertible notes described above and other related services. The "A" warrants are exercisable into common shares at a price of $1.25 in the first year and $1.75 in the second year. The "B" warrants are exercisable into common shares at a price of $2.00 in the first year and $2.50 in the second year. These offerings were made without registration under the Act in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

 c. Between February 29, 2000 and April 21, 2000, the Company issued an aggregate of 666,000 units, each unit consisting of one (1) common share and one-half (1/2) common share purchase warrant, to 16 investors, for aggregate gross proceeds of $1,332,000. Each warrant entitles the holder to acquire a further common share for a period expiring twelve (12) months after its original issuance at a price of $2.00 per share. This offering was made without registration under the Act in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

 d. On March 21, 2000, the Company issued 2,054,000 shares of common stock to 42 investors for aggregate gross proceeds of $4,108,000. This offering was made without registration under the Act in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. On March 24, 2000, the Company agreed to issue 500,000 warrants to Wolverton Securities, in consideration of financial consulting services provided to the Company in connection with the sales of the 2,054,000 shares described above. These offerings were made without registration under the Act in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

 e. On March 31, 2000, the Company agreed to issue 140,600 shares of common stock to 29 investors upon the exercise of 140,600 warrants, for aggregate gross proceeds of $188,404. These shares were issued pursuant to Regulation S under the Act due to the foreign nationality of the investors.

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


                              PCSUPPORT.COM, INC.



Date: May 15, 2000      By:   /s/ Michael G. McLean
                           ----------------------------------------
                              Michael G. McLean
                              President and Chief Executive Officer



Date: May 15, 2000      By:   /s/ David W. Rowat
                           ----------------------------------------
                              David W. Rowat
                              Vice President,
                              Finance and Business Development

                               INDEX TO EXHIBITS
                               -----------------
Exhibit
Number   Description
------   -----------

4.1      Form of Warrants issued on January 11, 2000 to Irwin Olian and Stanley
         Elbaum.

4.2      Form of Warrants issued to Purchasers in February, 2000 Unit Offering.

4.3      Form of Convertible Notes issued on February 29, 2000.

4.4      Form of "A" Warrant issued on March, 10, 2000 to Mike Lee & Associates.

4.5      Form of "B" Warrant issued on March, 10, 2000 to Mike Lee & Associates.

10.1 Directors, Officers and Employee Stock Option Plan, as amended by the Company's Board of Directors on November 30, 1999.

10.2 Standard Form of Stock Option Agreement, as amended by the Company's Board of Directors on November 30, 1999.

10.3 Amendment dated as of March 7, 2000 to the Stock Pooling and Escrow Agreement among the Company, Advanced Financial Services Inc., Alan Ackerman, David Rowat, Clifford Rowlands, Michael McLean, Steve Macbeth, The Dromond Group Ltd., and Owen, Bird.

10.4 Term Sheet dated as of February 24, 2000 between the Company and Mike Lee & Associates.

10.5 Employment Agreement dated as of March 1, 2000 between the Company and Michael McLean.

10.6 Notice of Termination dated as of March 31, 2000 from the Company to The Dromond Technologies Group, Inc.

10.7 Purchasing Schedule No. 2 dated as of March 13, 2000 between the Company and Motive Communications, Inc.

27       Financial Data Schedule