Form 10KSB
period 2000-06-30
PCSUPPORT COM INC
filed 2000-09-28
CIK 1096915

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ___________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

                                  ___________

                       Commission File Number: 000-27693

                              PCSupport.com, Inc.
       (Exact name of small business issuer as specified in its charter)

                 Nevada                                      98-0211769
     (State or other jurisdiction of                       I.R.S. Employer
     incorporation or organization)                      Identification No.)

      3605 Gilmore Way, 3/rd/ Floor                           V5G 4X5
    Burnaby, British Columbia, Canada                        (Zip Code)
(Address of principal executive offices)

                   Issuer's Telephone Number: (604)419-4490

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year: $29,482

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2000 was approximately $16,355,323, based upon the closing sale price of $1.938 as reported by the Nasdaq Over-the-Counter Bulletin Board on such date.

There were 10,477,662 shares of the Company's common stock outstanding on June 30, 2000.

Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

________________________________________________________________________________

                               Table of Contents
                               -----------------

                                                                                                                               Page
                                                                                                                               ----
PART I........................................................................................................................   2

   ITEM 1.      DESCRIPTION OF BUSINESS.......................................................................................   2
   ITEM 2.      DESCRIPTION OF PROPERTY.......................................................................................  27
   ITEM 3.      LEGAL PROCEEDINGS.............................................................................................  28
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................  28

PART II.......................................................................................................................  28

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................................  28
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................................  28
   ITEM 7.      FINANCIAL STATEMENTS..........................................................................................  31
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................  31

PART III......................................................................................................................  32

   ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                EXCHANGE ACT..................................................................................................  32
   ITEM 10.     EXECUTIVE COMPENSATION........................................................................................  32
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................................  32
   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................  32
   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K..............................................................................  32

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe,", "the Company believes, "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     We are a development stage corporation formed under the laws of the State of Nevada on June 23, 1999 pursuant to the merger (the "Merger") of PCSupport.com, Inc. ("PCS") and Reconnaissance Technologies Inc. ("RTI"). PCS was the resulting entity from a prior merger of PCSupport.com, Inc. and Mex-Trans Seafood Consulting, Inc. ("Mex-Trans"). Mex-Trans was incorporated in the State of Texas on February 13, 1989 under the name "Mutual Produce, Inc." and later changed its name to "Mex-Trans Seafood Consulting, Inc."

     RTI was incorporated in British Columbia, Canada, on December 10, 1997 for the purpose of engaging in the development and provision of notebook computer support services to end users through the Internet. Prior to the Merger, PCS (and its predecessor, Mex-Trans) did not have any active business and had only
nominal assets and liabilities and was seeking to acquire a new business.   In
early 1999 RTI was seeking further capital to develop its business and to merge
with a public entity to provide liquidity for its shareholders.   Management of
RTI and PCS began discussions for a merger of the two companies in March 1999. In anticipation of the Merger, Mex-Trans merged on April 7, 1999 with PCS, a Nevada corporation incorporated on that date solely for the purpose of transferring the corporate jurisdiction of Mex-Trans to Nevada

     RTI and PCS entered into a formal merger agreement on May 5, 1999, and the following transactions were carried out to complete the Merger:

     1.   Each of RTI and PCS obtained shareholder approval for the Merger;

     2. PCS underwent a reverse split of its common stock on a 15 old shares for one new share basis;

     3. RTI transferred its governing corporate jurisdiction from British Columbia to Wyoming; and

     4.   RTI merged with PCS.

     In the Merger, each shareholder of RTI received one share of our common stock for each five shares of RTI held. Each shareholder of PCS received one share of our common stock for each share of PCS held. Each holder of outstanding warrants of RTI received one warrant of the Company for each five warrants of RTI held. (See Item 5 - "Market for Common Equity and Related Stockholder Matters" below for a description of outstanding warrants.)

     We have a wholly-owned subsidiary, Reconnaissance International Ltd., a British Virgin Islands company, the only asset of which was a licensing agreement with Storage Tek, which has expired, as described below under "Products and Services - Online Data Backup." The subsidiary has no other assets or liabilities.

Business of the Company

     Principal Products and Services and their Markets

          Market Overview

     Personal computers ("PCs"), both desktop and laptop or notebook types, suffer from a wide variety of technical problems that occasionally impair their performance, causing lost productivity and frustration for end-users. For example:

     . PC hardware, software, drivers, and operating systems (and their interaction) have become more complex, and this is causing an increasing number of problems. As a result, computer crashes can occur, resulting in lost data and unscheduled downtime.

     . Software publishers continually issue bug fixes. End-users, however, are typically not aware of, nor do they know how to find, bug fixes on the Internet and install them on their PCs.

     . Over time, PC hard drives become cluttered with temporary files, missing drivers for applications and hardware peripherals. The registry, which acts as the "table of contents" for the PC can also become cluttered and disorganized. The hard drive becomes fragmented from normal use. Consequently, over time, the PC performs more slowly, and is subject to crashes. Often, the end-user is not aware that he or she has a problem. In response, the Windows 95/98/2000/NT operating systems provide a utility for users to de-fragment their hard drives.

     . PCs are often subject to configuration problems, in which the various software, hardware and operating systems cannot communicate with each other.

     . PCs are continuously vulnerable to the advent of new viruses which are designed to impair their operation or destroy the user's data.

     . Frequently, the dialer program that end-users invoke to access the Internet using a dial-up connection becomes corrupted, preventing them from logging on.

     . When PCs crash or are lost through theft or physical damage, frequently some or all of the end-user's data can be lost, which is a catastrophic event for those end-users who depend upon their PCs for their employment or home use. Important files on PCs in a large office are often backed up to a central server. PCs in small to medium enterprises ("SME") or small office / home office ("SOHO") must rely on the end-users to use zip drives, tape drives or online backup procedures to protect their data. Generally, only the important files that the end-user selects are saved; not the entire contents of the end-user's system. All of these systems rely on the end-user to remember to select the correct files and to backup his or her data, which is bothersome and, therefore, frequently not done. Until recently, there was no good system to allow an end-user to automatically backup his or her entire system. Consequently, there is a risk among individual and corporate PC end-users of the irretrievable loss of valuable data in the event of a crash or total loss of the PC.

     With respect to the technical problems described above, until recently, the end-user had only a few inefficient and costly options to obtain technical support. End-users in a large corporation typically have skilled technicians employed in a management information systems ("MIS") group to assist them, but SME, SOHO and home end-users have to rely on themselves and volunteers. Hardware manufacturers and software publishers (collectively, "vendors") provide access to libraries of support information over the Internet, but these data bases are typically voluminous and hard for the end-user to navigate. Alternatively, the end-user can phone one of the many help desks operated by these vendors, but the process is often time-consuming and frustrating for the end-user and very expensive for the vendor or the end-user.

     End-users can also purchase utilities from a local software retailer, such as a disk maintenance package. Finally, the end-user can either bring his PC into a depot repair facility or call a local PC service company to send a technician to the end-user's place to repair the problem. Both of these latter options are expensive, and can result in several days of lost productivity for the end-user.

     In sum, the traditional options for the solution of technical problems for PCs have been inefficient and expensive, both for the PC end-user and the vendor supplying the technology. The result has been a high level of dissatisfaction among end-users with the reliability and ease of use of personal computers, and increasing costs of support among vendors.

     The growing popularity of the Internet provides new options to significantly improve the levels of satisfaction among end-users and to lower the costs of support for vendors. Starting in 1998, a number of companies began to offer solutions to PC support problems over the Internet. As described below under "Competitive Business Conditions and the Company's Competitive Position," several companies offered point solutions to a narrow range of problems, including but not limited to the following:

     . Online virus scans and download and update of virus solution libraries.

     . Knowledgebases of solutions to technical problems, many with natural-language search engines to allow easier access to end-users.

     .    Email and online chat access to technicians.

     .    Online updates for drivers and software bug fixes.

     . Technical forums where users can ask questions online and have them answered by one or more technicians loosely affiliated with such online technical forum.

     .    Remote diagnostic and repair technologies.

     .    Online backup for files which the user selects.

     A support portal is a destination on the World Wide Web dedicated to providing technical support services for PC end-users. In 1999 and 2000, the first of the support portals were introduced, with us and several other companies, including Techknow-how.com, McAfee.com, all.com, MyHelpDesk.com, and Service911 among those launching support portals. The largest PC manufacturers, including Dell, IBM, HP, Toshiba, Gateway and Micron introduced support portals this year. In general, these support portals aggregate a number of point solutions to solve a broad range of PC technical problems.

     We have developed and implemented, and continue to improve upon, a suite of services to address the technical needs of PC users described above.

          Market Segmentation

     PC users can be segmented into three categories. Users in large corporations typically have MIS departments from which to access technical help. SME PC users have all of the same technical problems, yet generally do not have an MIS department for support. The third segment, SOHO or individual users, are often completely on their own. We are marketing to these three segments.

     Currently, we are primarily marketing to businesses with technical support obligations to their own clients and/or employees, and secondly to portals that perceive that their offering of support is a loyalty building tool and differentiates them from their competition. In the near term, we expect that over 80% of our revenues will come from businesses with support obligations. The revenue sources will include one-time fees from customized support center development, subscription fees from the service packages and incidental support services delivered through both private-label support centres powered by PCSupport.com and our website.

     Products and Services

     We currently offer three services. The current primary service, the PC Support Center, is a Web-based support portal for PCs which aggregates a number of support technologies, including interactive online technical trouble-shooting, software and driver updates, hard disk maintenance, a technical support forum, and others. Online Data Backup combines an on-line backup service for notebook and desktop computers with three methods of restoring data in the event of a PC failure. Phoenix allows a notebook user to transfer a full-image of all data, applications, preferences and settings to a new notebook.

     1.  PC Support Center

     We have developed the PC Support Center for all PC users to provide a service which will react to technical problems and pro-actively maintain the user's computer to prevent problems from occurring. The first version of the PC Support Center was launched on our Web site, www.pcsupport.com, in October 1999. The PC Support Center aggregates various technical solutions, such as updating operating systems software, applications software and drivers, and disk maintenance. Once a user visits the site and becomes a subscriber, the PC Support Center will, at the subscriber's option, automatically scan the user's computer at each visit to the site to maintain an up-to-date personal profile of the user's hardware, peripherals, software applications and settings. The PC Support Center software will, also at the user's option, diagnose and maintain the hard drive and advise the user of software updates that are pertinent to the user's configuration. Such updates will be performed at the user's request.
The PC Support Center also includes a technical support forum where subscribers can ask and have answered technical support questions. Also, the PC Support Center offers a PC user the ability to email a technical question to a skilled technician and receive an answer within 24 hours or less.

     In July 2000, we launched an eCommerce engine, introduced 24 x7 service (24 hours per day, seven days a week), segregated certain of our previously-free services and introduced a premium service for which we charge subscribers. Such services include Live Assist and Remote Repair, services in which the end-user can engage a technician in an online chat session to solve technical problems and provide advice, and with the user's permission, take control of the end-user's PC and solve the problem online while the end-user watches. The premium service package also includes four-hour turnaround on email requests for service. Also, the PC Support Center hosts an Education Center from which the end-user can access tutorials on PC issues.

     The PC Support Center provides subscribers with the opportunity to purchase from third parties related support products and major software upgrades online. The PC Support Center also offers the Backup Center, from which users can download, install, and pay for the Company's Online Data Backup service described below.

     We intend to add new functions to the PC Support Center during the fiscal year ending June 30, 2001, including a new virus detection and remediation solution, telephone support, an electronic birth certificate, an Internet dialer module and a user self-help capability. We also plan to further develop the architecture of the PC Support Center to maintain a comprehensive data base of support incidents and subscriber statistics to provide continuous feedback to the online support process. We also plan for future versions of the PC Support Center to regularly advise subscribers via email to return to the Company's Web site to maintain their PCs. See below under "Plan of Operation - Research and Development." These maintenance and upgrade services will simplify support for the user because of regular reminders and automatic maintenance.

     We offer the PC Support Center services to end users in two ways. Users can become subscribers to the PC Support Center simply by registering on our Web site. In July 2000, we launched our premium service package for which we charge subscribers for additional premium services including Live Assist and Remote Repair. In addition to offering the PC Support Center directly to consumers, we also seek to enter into partnership agreements with companies which provide technical support to end users. In this case, we develop a branded version of the PC Support Center with the partner's logo, look and feel. The partner then offers this version to its end users.

     We expect to incur additional costs of approximately $2,000,000 over the next year in order to develop and implement additional functions for the PC Support Center, which are expected to include the enhancements described below under "Plan of Operation - Research and Development."

     It is our intent to market the PC Support Center to all three market segments either directly through the PC Support Center to SOHO and consumers, or through strategic partnerships with ISPs, internet portals, and hardware manufacturers.

     2.  Online Data Backup

     To provide online backup, in June 1998 our wholly-owned subsidiary entered into a service supply agreement with StorageTek Canada Inc., a wholly owned subsidiary of Storage Technology Corp. (collectively "StorageTek") of Louisville, Colorado. In March 1999, StorageTek launched PowerBAK, a secure online data service, to its U.S. and Canadian customer base. In 2000, StorageTek spun out a new company, ManagedStorage International ("MSI"). In July 2000, we negotiated a new service supply agreement with MSI. Under the terms of the agreement, MSI has licensed us to sell run-time licenses of the PowerBAK software under our own brand, Online Data Backup. Subscribers automatically and transparently connect to MSI's data center online to backup their hard drive. In addition, MSI has given us an opportunity to develop a hardware replacement business tied to MSI's online backup service. MSI has agreed not to enter the replacement business itself for the two-year term of our contract.

     Online Data Backup is a full-service data protection program. Using MSI's online backup technology, Online Data Backup allows users to backup their full image - operating systems, applications, data, preferences and settings to a secure data center. After connecting the PC user to a MSI data center, the software examines every file on the user's system and compares them to the data base of files in MSI's data center. Every user file that is either not already stored in a MSI data center, or has changed since the last backup, is queued for backup. In performing backup, new files, and the segments of files that have changed, are sent online over the Internet, in compressed and encrypted form, to the MSI data center, where the files or file segments are stored.

     Online Data Backup allows PC users to restore data either online or through a CD, and also provides, for notebook users, hardware restoration in the event that the entire notebook is unusable. To restore a small number of files or directories online, the Online Data Backup software connects users to the MSI data center online, where users enter a password. The software then restores the file or files online to the user's hard drive.

     If a PC user suffers a significant or total loss of data, the user may need to restore his or her full image onto his or her hard drive. In such event, the user contacts our help desk and requests a CD restoration. We then load the user's full image onto a set of CDs which we then send by overnight courier to the user. The user then follows a simple set of instructions to load the full image from the CDs onto his or her hard drive.

     If a notebook customer suffers a total failure or loss of use (including theft), he calls our help desk. The user's full image is restored to a temporary replacement notebook at our operations center. After we receive a security deposit, the fully functional replacement notebook is shipped to the user using an overnight courier company. This notebook is loaned to the user for up to 10 business days while the original notebook is being repaired or replaced by the user.

     Online Data Backup currently comes in two different packages to suit individual needs. We launched the Online Data Backup basic service, described below, in the second calendar quarter of 1999 but have not yet generated significant orders for this service.

          Online Data Backup - Basic

     This basic package includes only the backup software. It is applicable to both desktop and notebook users. Users pay for the amount of data stored, as follows:

                                                        Retail Prices
     Backup Volume:                             Monthly:             Annual

     100 MB of data and system files                $ 9.95             $ 95.95
     Full Disk Image (Unlimited)                    $25.95             $199.95

     The package includes free online data restoration for both desktop and notebook PCs. Full image restoration is available from CD-ROM for desktop or notebook users and from a replacement notebook for notebook users only, in either case on a per-incident fee, as described above.

          Online Data Backup - Premium

     The Premium service, available only to notebook users, is available at an introductory monthly rate of $44.95 and includes, in addition to the services provided in the basic package, free hardware restoration with a loaned notebook, regardless of the number of times a replacement notebook is loaned to the user, within reason. We have not yet generated any revenues from this service.

     3.  Phoenix Program

     The need for increased hard drive space and faster microprocessors means notebook users need to replace their machines frequently as the technology improves. Upgrading to a new machine can be problematic. Users are required to identify all of their data and programs. Common operating systems, such as Windows 95, 98, 2000 and NT usually come installed in the new machine, but software applications must be re-installed from disks or CDs. In addition, it is becoming more common for software to be downloaded from the Internet. These files are numerous and often unrecognizable to the average user. Finding and transferring them from one machine to another is often troublesome and time-consuming.

     Given the complexities involved in upgrading, we believe many users delay the upgrade to a new machine as long as possible. The Phoenix Program is intended to alleviate the problems involved with upgrading to a new notebook. With the Phoenix Program, the user purchases the new notebook and ships it to us. Once the new notebook is delivered to us, and the user has completed a full image backup using the Online Data Backup software, we load the user's full image onto the new notebook, and deliver it to the user.

     We launched the Phoenix service in the third calendar quarter of 1999 but have not yet generated any orders for this service. The Phoenix service is initially being provided at $299, FOB plant.

     Distribution Methods of Products and Services

     We intend to employ a distribution strategy that targets corporate users, SME users, and SOHO users, with the goal of positioning ourselves as the leading provider of online computer technical support services. We will market our services both directly to SOHO and consumers and through branded support portals to corporate, SME, and end users.

          Direct to Consumer

     Any PC Internet user can become a subscriber to the PC Support Center by visiting the Center at www.pcsupport.com and registering. Through online
                       -----------------
searches, word-of-mouth, our own Web marketing efforts, and reviews in the computer trade print and online journals, subscribers have registered from 169 countries as of September 1, 2000.

     In addition, we have entered into agreements with several companies operating Web sites for which online technical support is an important additional service. We have agreed to build branded support portals for them that include many of the services of the PC Support Center. The partners have agreed to promote the branded site and PCsupport.com. We believe that these agreements will increase the number of users of our support services.

     In 2000, we entered into a strategic alliance with Alta Vista Company, one of the largest portals on the Internet. AltaVista claims that over 50 million unique visitors access its web site at www.altavista.com each month. Pursuant
                                       -----------------
to the agreement, we built a branded support portal for AltaVista which we launched in July 2000. The Alta Vista support portal includes certain of our online technical support features. It is accessed from the popular Alta Vista web site and carries secondary "powered by PCsupport.com" branding. AltaVista has committed to promote the branded support portal and PCsupport.com throughout its site.

          Business to Business

     We also offer partnerships in the PC Support Center to companies such as PC vendors, software vendors, ISPs and large corporations that by the nature of their business are required to provide technical support to their users. Many such companies are now paying significant sums to provide support to their users by employing traditional methods such as telephone call centers and dedicated MIS centers. We believe that the partners will benefit from better support to their customers as follows:

          i.   Reduced Costs

     Since many support problems will now be solved through the PC Support Center, providers will significantly reduce their internal support costs.

          ii.  Improved Customer Relationships

     By providing a customized, comprehensive, and easy-to-use site at which users' computers can be easily maintained, and where many problems in using applications can be more easily solved, fewer problems are likely to occur, and will be more easily solved. Customers will become more productive in the use of their computers. Customers will also become more likely to purchase additional products and services from the vendor.

          iii. Tech Support Center Becomes More Productive

     The PC Support Center will reduce the involvement of trained technicians in solving many problems, and reduce the time required to solve problems when their help is required. The technicians will become more productive.

          iv. Comprehensive Database of Customer Profiles for Marketing Purposes The PC Support Center will continuously update a database on the subscribers. This provides an opportunity to research market trends and future product features.

     Business to Business Partners

     Our potential business to business partners include the following types of companies:

          Internet Service Providers

     We have negotiated and are seeking to enter into additional agreements or letters of intent with companies offering internet access to offer its PC Support Center services through a branded support portal to their users. In August 2000, we entered into an agreement with TELUS, Canada's second largest telecommunications provider, to provide certain of our online support services to TELUS subscribers, for which TELUS will pay us a fee per subscriber.

          Extended Warranty Providers

     We have negotiated and are seeking to enter into additional agreements or letters of intent with companies offering extended warranties to PC purchasers to offer our PC Support Center services. Some such extended warranties may be sold through a branded support portal, and others at the point of sale. In May 2000, we entered into an agreement with the Walker Group, a company offering extended warranty and affinity programs to retailers, manufacturers and distributors, in which we agreed to bundle our eSupport solution into warranty offers sold by the Walker Group through its distribution channels. PC purchasers who buy the bundled warranty package will receive software that installs an icon onto the user's desktop and gives the user access to online technical support.

          Hardware Vendors

     We are negotiating with large personal computer manufacturers to bundle our services with the sale of hardware. We intend to expand our sales activities to offer Online Data Backup, Phoenix, and the PC Support Center to additional hardware vendors. In June 2000 we entered into an agreement with Toshiba America, Inc. in which we built a customized backup center for Toshiba and Toshiba agreed to distribute a customized version of Online Data Backup on its laptops. The Company expects Toshiba to begin to ship such software in late Fall 2000.

          Resellers

     There are several large international resellers and systems integrators of computer services whose market focus is large corporations. Each has long-standing relationships with its current client base and are constantly looking for new products and services. Our primary products of interest to resellers are the PC Support Center and Online Data Backup.

     In April 1999, we entered into a two-year agreement with one such systems integrator, Unisys of Canada Inc. ("Unisys"), an international computer service company. Pursuant to the terms of this agreement, Unisys is marketing the Online Data Backup Suite under its own brand name to Unisys's corporate customers. Unisys has agreed to pay us a fee equal to 75% of our suggested list price for the Online Data Backup services, and has also agreed to use us exclusively for the provision of such services. To date, Unisys has secured one customer for us, representing approximately $1,000 per month in revenue for an unspecified term. Under this agreement, Unisys is not obligated to secure any particular number of customers or generate any revenues for us, on a best efforts basis or otherwise, and it is therefore uncertain whether Unisys will secure additional customers or revenues for us.

     We intend to expand our marketing activities to include other large international resellers. There can be no assurance that any further agreements will be reached with any resellers.

          Internet Vertical Portals

     Internet vertical portals provide information online to a targeted demographic audience. We have negotiated an agreement with two such portals, PortableLife and Chalk.com, to provide our PC Support Center services to the portals' subscribers. There can be no assurance that any additional agreements will be reached with any other Internet portal.

          Direct Sales

     We have begun to develop a direct sales force to market our services directly to a small number of companies in the United States and Canada. As of September 1, 2000, five sales people had been hired and now have begun selling directly to potential partners, supplemented by the efforts of our senior management.

          Web Promotion

     Online Data Backup is available for purchase on the PC Support Center Web page. We will also promote our services over the Web on other companies' Web sites.

     Revenue Generation

     We intend to earn revenues in any or all of the following ways:

          i.    Premium Services

     In July, 2000, we launched a package of premium services as part of our PC Support Center, including email assist, Live Assist, and Remote Repair, for which we now charge subscribers an annual fee. We intend to bundle telephone support, onsite dispatch and other premium services as they become available into several different packages for which we will charge either a subscription or a fee-per-incident. We will also sell tutorials and other educational materials.

          ii.   Commissioning Fees

     We may private-label the PC Support Center for our partners so that the partners can offer our services under the partners' own brand names. We will charge a commissioning fee for such customization.

          iii.  Bundling Fees

     We will negotiate with our hardware vendor partners to include an icon directing users to a web site at which our services may be accessed on the desktops of all computers shipped. We will seek to earn a bundling fee from each unit shipped.

          iv.   Subscription Fees

     In lieu of a bundling fee, we may negotiate with our hardware vendor partners and other original equipment manufacturer ("OEM") partners who integrate PCs, Internet access and other related services with the PC Support Center, a monthly fee for providing the PC Support Center to each end-user to whom a PC is shipped.

          v.    Commissions

     We will charge commissions on the purchase of related support products and major software upgrades from third party vendors.

          vi.   Per-incident Fees

     We may sell support services individually as an end user requests them and charge an incident fee.

          vii.  Advertising

     The PC Support Center may host advertisements from which we will earn fees.

          viii. Sale of Summary Demographics

     The PC Support Center will continuously update a data base documenting many aspects of subscribers' computer usage characteristics and personal demographics. We intend to earn revenue from the sale of summary demographic data.

          ix.  Subscriber Fees

     For improving the level of customer satisfaction for these partners, and lowering the costs of providing support to their users, we intend to charge the partners a fee per user per month. In some cases, we may share revenue generated from their users with the partners.

     There can be no assurance that we will be able to negotiate agreements that will generate sufficient revenue or profits for us. Failure to successfully negotiate such agreements will have a material adverse impact on our business.

     Technology Acquisitions

     In addition to our own research and development, we seek to acquire technology, software and products to enhance our products and services through licensing agreements and purchases. Such acquisitions include the following:

          Remote Diagnostics, Inc.

     In July 2000, we received a worldwide, nonexclusive, irrevocable license for software from Remote Diagnostics, Inc. that enables us to customize and improve dial-ups and DSL connections of end-users to their ISPs and the Internet. The license fee was 100,000 shares of our common stock, plus $100,000 in cash. We are obligated to issue warrants for up to an additional 266,666 shares of our common stock if we reach certain sales milestones.

          MyHelpDesk, Inc.

     On September 7, 2000 we agreed to acquire all of the assets and certain liabilities of MyHelpDesk, Inc. a provider of live technical support, proactive maintenance services, software updates, virus scans, online backup, email support newsletters and an extensive knowledge-base of computer self-help directories. MyHelpDesk, Inc. specializes in computer information aggregation products and services. It has the world's largest directory of computer help and productivity resources.

     Under the terms of the agreement, we will acquire all of the assets and certain limited liabilities of MyHelpDesk, Inc. in exchange for 1,500,000 shares of our common stock. The acquisition is subject to customary closing conditions, including satisfactory completion of due diligence and any required regulatory approvals.

          Tavisco Ltd.

     On September 15, 2000, we acquired substantially all of the assets of Tavisco Ltd., a producer of anti-virus services and products. The purchase price for Tavisco Ltd's assets consisted of 200,000 shares of our common stock (with up to 100,000 of these shares subject to cancellation under certain circumstances) and a cash payment of $50,000. Tavisco Ltd. designs, develops and provides state-of-the-art virus diagnostic products for computer service professionals. Its products include virus scanners and cleaners, a full-featured anti-virus protection system, and a rapid screening test that protects against virus infections. We intend to develop an Internet version of Tavisco Ltd.'s virus-scanning software to provide online scanning and virus removal.

     Competitive Business Conditions and the Company's Competitive Position

     We are a development stage company with no history of earnings. While we believe that the aggregation of our services is unique, there are no substantial barriers to entering into the field of PC support services, and we expect competition to intensify. Competitors may be able to provide services similar to our services more efficiently, and many of our potential competitors have substantially greater financial, marketing, service, customer support and research and development resources than we do. There can be no assurance that we will be able to develop a market for any of our services against these competitors.

          PC Support Center

     There are many sellers of computer support and service components. We are among the first to integrate several support technologies and implement a pro-active service such as the PC Support Center, which is independent of any vendor of PCs or software. The competitive landscape is changing rapidly. Our existing competitors frequently revise and augment their offerings and we encounter new competitors regularly. We expect the competitive picture to continue to change rapidly for the foreseeable future. We are currently aware of the following competition to the PC Support Center:

          . Techknow-how.com recently launched an online support portal competitive to ours. This competitor offers online chat, email assist, technical support forum, software updates and other services which compete directly with ours.

          . Service911 offers B2B eSupport services like telephone support, email support, self-help, live chat support and dispatch (on site) support. Through partners, the company offers free drivers, video tutorials, product support (directory of support links) and knowledge base. Service911 also recently launched what it calls "Webskin" Technology, designed to integrate support portals into a client's existing websites.

          . All.com recently launched a support portal offering remote repair capability based on technology licensed from Motive, which directly competes with the remote repair features of our service. To the best of our knowledge, however, all.com is not planning to offer real time services such as our Live Assist.

          . ePeople (formerly NoWonder.com) currently offers email support, live chat, collaborative support (screen sharing) and self help (searchable knowledgebase). ePeople recently announced the launch of a data harvesting system to send user information to technicians along with a support request. ePeople does not currently utilize any remote repair solutions. The company is trying to position itself as "The world's largest help desk", and is entering the B2B space.

          . MyHelpDesk.com offers live technical support, proactive maintenance services, software updates, virus scans online backup, email newsletters and an extensive knowledgebase. Other companies that develop and maintain support knowledge bases include ServiceWare and KnowledgeBroker. On September 7, 2000 we agreed to buy all of the assets and certain limited liabilities of MyHelpDesk.com. See "Technology Acquisitions," above.

          . PC Pitstop.com offers users a number of detailed analyses of their PCs' hardware, software and operating system. From this information, PC Pitstop.com provides both automated solutions and advice on setting the machine for optimal performance and fixing problems that impede the machine's efficiency. All of PC Pit Stop's offerings are free to visitors to their site.

          . Other companies offer all or some of the following services: technical support forum, expert advice, technical knowledge base, and answers to frequently asked questions

               (FAQs), including 32bit.com, about.com, computing.net, Ehow.com, GoofyGuys.com, and VirtualDr.com.

          . Macafee.com and Symantec (Norton Web Services) have launched support portals, but such competitive portals are closely tied to the software products marketed by those companies.

     Partnerships are beginning to emerge among various competitors. Support.com (NASD:SPRT), has launched a support portal that is allied with Excite@Home and Sykes Enterprises, a major telephone call center. Sykes itself purchased AnswerExpress, an online support knowledgebase, from Intel in 1999, possibly signaling Sykes' intention to provide online support services which may compete with us. Service911 has announced partnerships with McAfee.com and Support.com.

     Competition also exists from firms that are selling individual features that compete with one or more of the services of the PC Support Center. Support software and services, which will likely be the most significant component of the PC Support Center, are sold in conjunction with a number of companies producing support software that feature extensive knowledge bases and remote diagnoses and fixes. The prominent competitors in this group include Motive Communications, Computer Support Technologies, and Support.com. Support.com also provides the service technology infrastructure to allow other companies to build their own support portal. Other firms include Aveo Inc., Full Circle Software, and INFACT Technologies.

     We also expect significant competition from utilities manufacturers and distributors. The PC Support Center will include diagnostic, automatic upgrades and driver updates, disk maintenance, and virus protection software, segments which are already well-served in the computer services marketplace. Competitors are found in established brands such as Macafee.com, Symantec's Norton Web, ZDNet, and Catch*Up from Manageable Software (which was purchased by CNET in 1999).

     Further competition will come from Internet sites offering free software downloads. Websites such as SoftSeek, ZDNet, and Ziff-Davis continually obtain and review the latest shareware, publish rankings, and provide free copies for anyone to use. The technical support forum part of the PC Support Center will encounter competition from companies providing online support tips such as ExpertCity.com, Roadnews, Ojatex, TipWorld, Hardware Central, Experts Exchange, and Newbie-U. There are many companies offering online helpdesks including MyHelpDesk, Microsoft, PC Guide, PC Mechanic, and ePeople (formerly NoWonder).

     Hardware and software vendors are also potential competitors. Notebook computer manufacturers such as Dell, Compaq and IBM already bundle support services with their product, as do other large firms in the industry such as Intel and Microsoft. Computer manufacturers, including, Micron, Hewlett Packard, Toshiba and Gateway, also have announced their intention to launch support portals which could compete with us in the future.

     Competitors that provide telephone support include Sykes Enterprises, and several other companies offering traditional telephone support services. ExpertCity recently added a free telephone support and a service resembling our LiveAssist, and has a partnership with ZDNet, a prominent Web portal.

     We believe that the PC Support Center's strongest competitors currently include Techknow-how.com, all.com, McAfee.com, ePeople, Service911 and Support.com, and the various partnerships that they may form.

          Online Backup Providers

     There are approximately ten established online backup software manufacturers who market their technology, using a variety of channels that include direct sales, licensing to resellers, and bundling by OEMs and hardware manufacturers. The most widely used software is from @Backup, Connected Corp (Connected Online Backup), and Veritas. In 1999, Veritas completed the acquisition of Telebackup. Telebackup had previously licensed its backup software to MSI (which sublicenses it to us). Other on line backup competitors include Atrieva (FileZonePlus), NovaStor (NovaNet-Web), Safeguard (Interactive Backup), recently purchased by StorageTek and spunout to MSI, Previo (previously Stac Technologies), Vytalnet (VytalVault), Sterling Software, and Divya (BackOnline).

     Several companies are using the Web to increase the volume of data readily accessible by companies and individuals during working sessions. Xdrive offers 100MB of free storage and Freedrive, a partner of EMC (which competes with StorageTek) offers 50 MB free storage. However, these services are described as "virtual briefcases" and are not designed to provide full-image backups for data recovery in the way that Online Data Backup is positioned. IMediaIT also competes in this space.

     Currently, only Telebackup, its acquiror, Veritas, its licensee, MSI (and its sublicensee, PCSupport.com), Connected, and Safeguard can provide a full image backup, but other competitors are expected to introduce this important feature in the future. We believe that there are currently no other service providers who offer tiered service packages or temporary laptop replacement programs such as our Online Data Backup.

     Most of the service providers have targeted individuals and SOHO end users. Only a few possess the scalability and storage space required for accommodating large corporate customers or offering enterprise-wide solutions. Some of the software manufacturers (e.g. Connected and Previo) produce intranet based versions that include dedicated servers and client licenses.

     Current industry standards on the service side are a monthly fee ranging from $7 to $20 for online backup and restoration, and the opportunity to order a CD for a per-incident fee of about $25 to $40 when there is a need to restore larger volumes of data. Generally speaking, online backup is offered as a stand alone service, with no other value-added features. Certain hardware vendors (e.g., Compaq) and OEMs (e.g., Sykes' AnswerExpress) also offer online backup as part of a suite of services for computer users. We believe that competition will accelerate and that prices and margins for online backup services will decrease rapidly over the next 18 months.

          Hardware Replacement

     We believe that at present there are no competitors who offer a service to replace broken notebooks with another notebook loaded with the user's full image. Computer repair companies, such as Inacom, can provide a replacement notebook while the user's notebook is being repaired, but such replacement notebook will not be loaded with the customer's image. Similarly, the hardware manufacturers themselves offer warranty programs in which a broken notebook can be replaced, but such replacement will not be loaded with the customer's image.

          Phoenix

     We believe that the Phoenix service is unique. The extended warranties offered by hardware vendors can be considered as partial competitors, but even though they may reload common applications before shipping the unit back to the customer, they are not able to reconstruct personal settings and configurations or data files. Regular backup is still the responsibility of the user.

     Repair services such as Inacom can repair and quickly return the notebook to its owner, but cannot install the user's data and personal settings. Notebook replacement has to be done in conjunction with online backup in order for the recovery of a full image. Accordingly, the Phoenix program carries a distinct advantage over depot and manufacturer repair services.

     The chief source of competition for the Phoenix program comes from large corporations that set up in-house solutions through network-based backups and by carrying an inventory of spare laptops. Such corporations can replace a notebook quickly with a standard set of applications, but generally are unable to reconstruct personal settings and configurations or data files.

     Sources of Materials

     The only significant materials which we require to carry on our operations other than servers, internet access equipment, telephone lines and the like are compact disks (also known as CD's) and notebook computers for our hardware replacement and Phoenix programs. CD's are readily available from a variety of competing distributors. We will initially lease notebook computers, which are also available from a variety of sources.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

     We do not hold any patents or trademarks. We are in the process of applying for certain trademarks, including "pcsupport.com," but there can be no assurance that any such applications will be granted. We currently hold the following domain names: PCSUPPORT.com, GLOBALREPLACE.com, PCREPLACE.com, PDASUPPORT.com, PCSUPPORTCENTER.com, PCSUPPORTCENTER.net, PCRESTORE.com and RECON-TECH.com. We are also applying for certain similar domain names in jurisdictions outside North America. Domain names are obtained by applying to Network Solutions, Inc., or one of a small number of other companies competing to register domain names, and paying a fee to register each unique domain name. While we have registered the foregoing domain names, there can be no assurance that we will be able to maintain these names in the future, or register further domain names, should we so require. The loss of the domain names could result in confusion for our customers, and a resultant loss of goodwill. In particular, the loss of the domain name PCSUPPORT.COM would have a material adverse impact on our business.

     There can be no assurance that third parties will not bring claims of copyright, patent or trademark infringement against us or claim that certain of our products, technology, processes or features violate the patent rights or other intellectual property rights of others. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements to enable us to use important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

     Regulation

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulation applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Such new regulations would require us to expend significant resources to understand and comply with such regulations, which may have a material adverse impact on our business.

     We do not believe that current regulations governing the Internet and computer service industry will have a material effect on our current operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations.

     Research and Development

     From inception until June 30, 1998, for the year ended June 30, 1999, and for the year ended June 30, 2000, we and our predecessor, RTI, expended approximately $2,814, $17,646, and $923,259 respectively, on the development of our services. We expect to significantly increase research and development expenditures during the fiscal year ending June 30, 2001.

     Employees and Contractors

     As of September 1, 2000, we had 57 full-time employees and one part-time contractor employed as follows:


                                                                                         Part-Time
                                                           Employees                    Contractors
                                                           ---------                    -----------
     Administration                                             9                            1
     Research and Development                                  21                            -
     Marketing and Sales                                       11                            -
     Client Services                                            3                            -
     Technical Support                                         13                            -

     We also purchase technical support to staff our email assist, live assist and remote repair services provided through the PC Support Center from Firstring, Inc., a Delaware corporation with offices and technicians in India.

     Risk Factors

     Our operations are subject to a number of risks, including those described below. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

          Limited Operating History

     Our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly evolving. Because the Internet is constantly changing, we may need to modify our business model to adapt to these changes. Companies in early stages of development, particularly companies in new and rapidly evolving Internet industry segments, are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

          New and Unproven Business Model

     Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from multiple sources, including:

          .    Subscriptions for services
          .    Sale of our own related products through our Web site
          .    Commissions on the sale of third parties' related products through our Web site
          .    Advertising
          .    Customization fees
          .    Sale of summary demographic information

     As the market for our services is new and evolving, it is difficult to predict the size of the market, its future rate of growth, if any, or the level of prices the market will pay for our services. To date, only a very limited number of persons have subscribed to the PC Support Center on a paying basis. We have received only one small revenue contract from a corporation. We are not certain that our business model will be successful or that we can generate revenue growth or be profitable. There can be no assurance that any increase in marketing and sales efforts will result in a larger market or increase in market acceptance for our services. We may sell service contracts to provide warranty services or bundle our services for a fixed fee based on only limited historical experience as to the level of expenditures we will need to incur to satisfy our contractual obligations. If markets for our services develop more slowly than expected or become saturated with competitors, or our services do not achieve or sustain market acceptance, or we are unable to set prices for our services that are sufficient to cover our costs and generate a profit, we will be unlikely to be able to successfully operate our business.

          History of Operating Losses and Anticipated Losses and Negative Cash Flow for the Foreseeable Future

     To date, we have incurred operating losses and negative cash flow from operating activities. We expect to significantly increase our expenditures for sales and marketing, content development, and technology and infrastructure development to enhance our business from current levels and we anticipate that our operating losses and negative cash flow will continue for the foreseeable future. With increased on-going operating expenses, we will need to generate significant revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. The auditors' report with respect to our financial statements for the fiscal year ended June 30, 2000 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

          Need for Additional Capital

     Between February and April 2000, we raised aggregate gross proceeds of $6,878,625 from the sale of common stock, $188,404 from the exercise of previously issued warrants, and $1,000,000 from the issuance of convertible debt that was converted entirely into equity in May 2000. However, our current financial commitments and business plan will require working capital in excess of our cash reserves, which we believe are sufficient to sustain our operations at their current levels until at least November 30, 2000.

     We anticipate funding our additional working capital requirements through the proceeds from a private placement of our common stock, together with anticipated revenues generated from customers. Although the investment banking firm which we have engaged has agreed to use its best efforts to secure additional financing for us in the form of an institutional private placement of at least $4,000,000 of our equity securities (which we believe will be sufficient to provide us with the working capital necessary for us to proceed with our current business plan through at least March 31, 2001), we do not currently have any commitment from any third party to provide this or any other additional financing. We may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to secure additional financing when needed and our revenues are inadequate to provide the necessary working capital, we may be required to slow down or suspend our growth or reduce the scope of our then current level of business operations, any of which would have a material adverse effect on our business.

          Our Web Site Will Need to Be Continually Enhanced

     Due to the constantly evolving nature of the Internet and related technologies, we must continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the PC Support Center. Our Web site will have to be updated and enhanced on a timely basis in order for us to compete effectively. There can be no assurance that we will have access to the working capital, technology, or skilled personnel and outside contractors necessary in order to deliver these updates and enhancements to the market on a timely basis.

          Our Agreements with Alta Vista Demand Large Payments and the Ability to Expand Rapidly

     We have entered into an agreement with Alta Vista Company to allow us to advertise our services on Alta Vista's Web site for a one-year term. We have also agreed to create a co-branded Web site to provide our services to Alta Vista's customers for a two-year term. These agreements require that we make significant payments to Alta Vista during our current and next fiscal years. In addition, we may be required to expand rapidly in order to adequately service the additional users we may attract as a result of these agreements. There can be no assurance that we will be able to secure adequate capital to both satisfy our obligations to Alta Vista and take the other steps necessary to proceed with our current business plan. Further, there can be no assurance that we will be able to effectively expand our operations in response to possible increases in demand. Finally, there can also be no assurance that our agreements with Alta Vista will produce significant revenues or any revenues at all.

          Reliance on Agreement with MSI

     At present, the backup portion of our operations are dependent upon MSI ("MSI") which has recently been spun out from Storage Technologies Inc., an unrelated third party. As a result, MSI now provides us with the online backup portion of our operations through access to MSI's existing operations and facilities. Previously, MSI agreed not to compete with us or to supply any direct competitor of ours during the term of our service supply agreement. In July 2000, we entered into a new two-year agreement with MSI pursuant to which MSI will continue to provide us with the online backup portion of our operations through access to MSI's existing operations and facilities, and MSI has covenanted not to compete with our hardware replacement business. In addition, MSI has agreed to promote us as a strategic partner. MSI is a newly formed company which has inherited the online backup business from StorageTek. It is uncertain what effects, if any, MSI's inexperience and StorageTek's current financial difficulties and restructuring plans (which are discussed in StorageTek's filings with the Securities and Exchange Commission) will have on our business.

          Dependence on Other Outside Agents and Distributors

     Our success will also depend, to a significant extent, upon our ability to develop strategic alliances and a timely and multi-channel distribution system based on independent third parties and distributors. Furthermore, the initial market penetration for our products and services will depend heavily on the sales agents of third parties and the quality of their relationships with their current and future customers. There can be no assurance that such alliances will develop or that they will prove successful over the course of our future operations.

          Control of Rapid Growth

     We expect to significantly expand operations to address potential growth in our customer bases, the breadth of our service offerings, and other opportunities. We expect that this expansion will strain our management, operations, systems and financial resources. To manage our recent growth and any future growth of our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and production staffs. We will need to hire additional personnel in all areas during the current fiscal year. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice, and will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties. The failure to manage this growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

     We have not yet deployed our services on a mass basis, and have not yet tested our ability to provide our services on a mass basis. There can be no assurance that the software platforms upon which our services operate will be able to handle the volume of information necessary to meet our operating requirements. The failure of those software platforms to handle the necessary volume of information would seriously affect our business.

          Dependence On Key Personnel and Need For Additional Personnel

     Our future success depends to a significant extent on the continued services of senior management, including Michael McLean, Steven Macbeth, David Rowat, Bruce McDonald and Bruna Martinuzzi. In addition, we believe that it is necessary to hire additional senior management employees with sales and marketing experience in order to proceed with our current business plan.

     We have employment contracts with Messrs. McLean, Macbeth, Rowat and McDonald but these contracts do not require any of them to remain with us for any particular period of time. The loss of any of these senior managers would likely have an adverse effect on our business. Competition for personnel throughout the industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be materially adversely affected.

          The Market is Highly Competitive and We May Not Be Able to Compete Successfully Against Our Current and Future Competitors

     The market for PC support services through the Internet is a new and highly competitive market which is subject to rapid change. We expect competition in the market to increase because there are few barriers to entry. We face competitive pressures from numerous actual and potential competitors.

     Competition in the PC support business is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors have substantial competitive advantages, including:

     .    significantly greater financial, technical and marketing resources
     .    relationships with strong partners
     .    longer operating histories
     .    greater brand name recognition
     .    larger existing customer bases

     We also face significant competition from numerous competitors in the online data backup business.

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. Services offered by existing and potential competitors may be perceived by users or advertisers as being superior to ours. In addition, increased competition could result in reduced subscriber fees, advertising rates and margins and loss of market share, any of which could harm our business.

          Brand Recognition

     To attract users we must develop a brand identity and increase public awareness of our Web site and the services we offer. To increase brand awareness, traffic and revenue, we intend, to the extent we have adequate financial and other resources to do so, to substantially increase our advertising and promotional efforts. Our marketing activities may, however, not result in increased revenue and, even if they do, any increased revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our business.

          Reliance on Technology Partners

     Many of the online support technologies used on the PC Support Center are licensed from unrelated third parties or have been acquired from third parties, and we anticipate that we will need to gain access in the future to additional technologies through licenses or acquisitions. We are highly reliant on the technologies that we license or have acquired. There can be no assurance that our licensors will take the necessary steps to assure that these technologies will keep pace with technological changes. There also can be no assurance that our licensors will continue to grant us licenses in the future. We also may encounter unanticipated difficulties in integrating the technologies that we license or the technologies, personnel or operations that we acquire with our existing technologies or operations. The loss of the right to use one or more of these technologies or our inability to successfully integrate these technologies with our existing technologies may have a material adverse effect on our business.

          Technological Change

     The market for Internet products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or services obsolete. In addition, personal computers, operating systems software, and applications software are constantly improving. Computer manufacturers and software developers may develop more robust technologies for their products which could render our services obsolete or reduce the demand for our services below the level required to profitably support them.

     The technical features of MSI's PowerBAK online backup software, the development of which we do not control, will in large part determine the speed and accuracy, and hence marketability, of our online backup service. There can be no assurance that current competitors or new market entrants will not succeed in developing and introducing new or enhanced backup systems having technologies and features superior to, or more effective than, any technologies which have been or are being developed by us, or MSI, rendering our backup service obsolete or less marketable. There can be no assurance that MSI, and hence we, will be able to keep pace with technological developments, or that our products will not become obsolete. Technological obsolescence of the existing PowerBak technology remains a possibility, which would have a material adverse affect on our online backup service business.

     Our keeping pace with the introduction of new standards and technological developments could result in significant additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users. Among other things, we may need to enhance our existing services or license or develop new services or technologies, which may not be available to us on attractive terms or at all.

          Intellectual Property Protection

     We may be unable to acquire or maintain Web domain names in the United States and other countries in which we may conduct business. We currently hold various relevant domain names, including PCSUPPORT.com, GLOBALREPLACE.com, PCREPLACE.com, PDASUPPORT.com, PCSUPPORTCENTER.com, PCSUPPORTCENTER.net, PCRESTORE.com, and RECON-TECH.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand names and other proprietary rights.

     Also, third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could harm business.

     Our success may depend in part on MSI's ability to obtain and enforce intellectual property protection for their back-up technology in the United States, Canada and other countries. In addition, we rely on other third parties to provide services enabling our operations. We could become subject to infringement actions by third parties based upon the use of intellectual property provided by third-party providers. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel.

     Further, if efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against us are successful, we may be required to pay financial damages or alter our business practices.

     We rely on confidentiality, non-disclosure and non-competition arrangements with our employees, representatives and other entities engaged in joint product or business development with us, and expect to continue to enter into such agreements with such persons. There can be no assurance that these agreements will provide meaningful protection. There can be no assurance that other companies will not acquire and use information which we consider to be proprietary.

          System Disruptions

     Our ability to attract and retain subscribers depends on the performance, reliability and availability of our services and network infrastructure. We may experience periodic service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties upon whom we rely to provide service or support. The maintenance and operation of our back-up service is dependent upon MSI. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, denial of service attacks and similar events could damage these systems and interrupt our services. Computer viruses, electronic break-ins or other similar disruptive events also could disrupt our services. System disruptions could result in the unavailability or slower response times of our Web site, which would lower the quality of our customers' experience. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. In addition, under our service supply agreement with MSI, MSI is not liable for any consequential damage or loss it may cause to our business due to the failure of any of MSI's systems, and, accordingly, we will be unable to seek reimbursement from MSI for any such damage or loss. In addition, our customers will be dependent on Internet service providers and other Web site operators for access to our Web site.
These providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet network infrastructure may not be able to support continued growth. Any of these problems could adversely affect our business.

          Failure of Online Security Measures

     Our relationship with our customers would be adversely affected if the security measures that we use to protect their personal information are ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

     The infrastructure relating to our services is vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems. Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and our relationships with our subscribers and strategic partners. We could be liable to our subscribers for the damages caused by such breaches or it could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures that we take may not prevent disruptions or security breaches.

          Development and Maintenance of the Internet and the Availability of Increased Bandwidth to Users

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce. Our business will depend on the ability of our customers to use our Web site without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our Web site. This will depend upon the maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products, such as high speed modems, for providing reliable

Internet access and services. The failure of the Internet to achieve these goals may reduce our ability to generate significant revenue.

     Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of products and services which would cause its revenue to decrease. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

          We May Need to Change the Manner in Which We Conduct Our Business if Government Regulation Increases or Changes

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on the Company. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

     If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the provision of our services, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes on the provision of our services in any state. However, one or more states may seek to impose sales tax collection obligations on companies which engage in or facilitate the provision of services on the Internet. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from the provision of our services. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the provision of our services, our results of operations could be adversely affected.

     Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by Congress. However, this legislation, known as the Internet Tax Freedom Act of

1998, imposes only a three-year moratorium ending on October 21, 2001 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

               Collection of Taxes

     As our business grows, we hope to generate sales from consumers and businesses around the world. Each jurisdiction collects sales taxes of various kinds in different ways. We may need to quickly develop an understanding of a myriad of tax regimes and to customize our electronic commerce and accounting systems to collect and remit such taxes for each one. There can be no assurance that we will be able to develop an understanding of every system and collect and remit such taxes in a timely manner. Failure to do so may expose us to significant sanctions, penalties and fines which may have a material adverse impact on our business.

               Operating Results May Prove Unpredictable, and May Fluctuate Significantly

     Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, in the future the operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Factors that may cause operating results to fluctuate significantly include the following:

          .    rapid changes in the prices and costs of online services
          .    fluctuations in the levels of user visits to our Web site and the amount of time that users spend on the Web site using labor intensive online support services
          .    new Web sites, services or products introduced by us or by our competitors
          .    the timing and uncertainty of advertising sales cycles and seasonal declines in advertising sales
          .    general economic conditions, as well as economic conditions specific to users of our services and the public markets for Internet-related companies

               Common Stock Price May Be Volatile

     The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies.

     Factors that may contribute to the volatility of the trading price of our common stock include, among others:

          . public announcements of technical innovations relating to our business, new products or services by us or our competitors, or acquisitions or strategic alliances by us or our competitors

          . public reports concerning our services or those of our competitors

          . the announcement of large and noteworthy business deals by our competitors or us

          .    our quarterly results of operations

          . the variance between our actual quarterly results of operations and predictions by stock analysts

          . financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular

          . the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us

          . the general investment climate and the climate for Internet-related public companies, such as PCsupport.com, which has historically been very volatile

     In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of Internet-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock, regardless of our results of operations.

          Limited Market for Our Common Stock

     Although our common stock is quoted on the OTC Electronic Bulletin Board, there is only a limited market for our common stock, and there can be no assurance that this market will be maintained or broadened. The market price for shares of common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect on the market for these shares.

          Substantial Sales of Common Stock Could Cause Stock Price to Fall

     As of September 1, 2000, we had outstanding 10,477,662 shares of common stock of which approximately 7,446,648 shares were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of
1933). Currently, 4,470,493 of these restricted shares, as well as an additional 2,820,838 shares underlying currently exercisable warrants, are eligible for sale pursuant to a registration statement that became effective in June 2000, and a substantial portion of the remaining restricted shares are currently eligible for sale under Rule 144.

     No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

          No Dividends

     The payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our future earnings, our capital requirements, our financial condition, and other relevant factors. We do not currently intend to declare any dividends on our common stock for the foreseeable future.

          The Common Stock May Be Deemed "Penny Stock" and Therefore Subject to Special Requirements

     Our common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); and (iv) in issuers with net tangible assets of less than

$2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, and Rule 15g-2 promulgated under the Securities Exchange Act of 1934, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 promulgated under the Securities Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

          Executive Officers, Directors and Major Stockholders Exercise Significant Control

     As of September 1, 2000, our executive officers and Directors and the holders of 5% or more of our outstanding common stock together beneficially owned approximately 20.9% of the outstanding common stock. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of Directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

          Risks of International Operations

     We expect a substantial portion of our revenues to be based on sales and services rendered to customers in the United States, while a significant amount of our operating expenses will be incurred in Canada. As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to the Canadian dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We maintain our principal place of business at Suite 300-3605 Gilmore Way, Burnaby, British Columbia, Canada V5G 4X5, where we lease approximately 24,750 square feet. at an annual rate of (Cdn.) $17.00 per sq. ft., plus operating costs of approximately (Cdn.) $7.00 per sq. ft per annum. This lease will expire on August 31, 2005. We also have access to office space at 1875 Charleston Road, Mountain View, California 94043 at $210 per month under a month-to-month service agreement. Some sales and marketing activities take place from this Mountain View office, but most of our operations, sales, services and administration are conducted from our offices in Burnaby. We anticipate that the space provided by these facilities will be sufficient to meet our requirements for at least the next twelve months.

     We currently have no policies regarding the acquisition or sale of assets primarily for possible capital gain or income. We do not presently hold any investments or interests in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

      We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of our common stock are traded on the OTC Electronic Bulletin Board under the symbol "PCSP". (From August 18, 1998 until June 24, 1999, our common stock traded on the OTC Electronic Bulletin Board under the symbol "MXTS".)

     The following table shows the range of high and low bid quotations for our common stock reported by the OTC Electronic Bulletin Board in each fiscal quarter from September 30, 1998 to June 30, 2000. The information has been adjusted for all periods presented to reflect the reverse stock split of our common stock which occurred in 1999.

               Quarter Ended                                                  High                         Low
               December 31, 1998                                             $1.88                        $1.70
               March 31, 1999                                                $2.50                        $1.56
               June 30, 1999                                                 $2.00                        $0.78
               September 30, 1999                                            $2.00                        $0.56
               December 31, 1999                                             $1.94                        $0.88
               March 31, 2000                                                $9.69                        $0.97
               June 30, 2000                                                 $5.44                        $1.94

     These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     As of June 30, 2000, there were approximately 1,100 record holders of our common stock.

     We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     All statements, other than statements of historical fact, included in this Form 10-KSB, involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the need to raise additional capital, uncertain markets for our products and services, our dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies that we use for the PC Support Center or develop or license other functionally equivalent technologies.

     The following describes in general terms our plan of operation and development strategy for the next twelve-month period (the "Next Year"). During the Next Year, our primary focus will be to expand marketing efforts for our services, to deliver on commitments to corporate customers, to provide online support services, to continue to enhance our PC Support Center and to develop and/or contract to provide the infrastructure necessary to deliver our services to customers and subscribers.

Current Services

     We currently offer three services. Our current primary service, the PC Support Center, is a web-based support portal for PCs which aggregates a number of support technologies, including interactive online technical trouble-shooting, software and driver updates, hard disk maintenance, a technical support forum, and others. Online Data Backup combines an on-line backup service for notebook and desktop computers with three methods of restoring data in the event of a PC failure. Phoenix allows a notebook user to transfer a full-image of all data, applications, preferences and settings to a new notebook.

Cash Flow Requirements

     Between February and April, 2000, we raised aggregate gross proceeds of $6,878,625 from the sale of common stock and units consisting of common stock and warrants, $1,000,000 from the sale of convertible notes (which were subsequently converted in full into equity) and $188,404 from the exercise of previously issued warrants. We believe that our existing cash reserves are sufficient to sustain our operations at their current levels until at least November 30, 2000. However, we plan to hire new employees continuously to fulfill our obligations to AltaVista, TELUS and other partners and to continue the development and implementation of additional features of the PC Support Center. Our agreements with AltaVista require us to make large and continuing payments. These commitments and plans will require working capital in excess of our current cash reserves. We anticipate funding these additional working capital requirements through the proceeds from a private placement of securities, together with potential revenues generated from customers. The investment banking firm we have engaged has agreed to use its best efforts to secure an equity financing of at least $4,000,000 for us prior to November 30, 2000, which we believe will be sufficient to provide us with the working capital necessary for us to proceed with our current business plan through at least March 31, 2001.

     We do not currently have any commitment from any third party to provide the additional financing described above, and may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to secure additional financing when needed and our revenues are inadequate to provide the necessary working capital, we may be required to slow down or suspend our growth or reduce the scope of our then current level of business operations, any of which would have a material adverse effect on our competitive position.

Sales and Marketing

     We plan to increase marketing efforts for our services through direct and indirect channels, including the following:

     Web Portals. We have successfully negotiated agreements or letters of intent with several companies to offer our PC Support Center services through a branded support portal to their users, the largest of which are AltaVista (with whom we have an agreement) and TELUS (with whom we have an agreement). We are continuing to develop additional partnership agreements with other Web portals. However, there can be no assurance that an agreement will be reached with any other Web portal companies or that the existing agreements (which have not yet generated revenues for us) will generate significant revenues in the future.

     Internet Service Providers. We have negotiated and are seeking to enter into additional agreements or letters of intent with companies offering Internet access to offer our PC Support Center services through a branded support portal to their users. These Internet service providers (ISPs) include TELUS, Canada's second largest telecommunications company, and Paralynx Internet.

     Extended Warranty Providers. We have successfully negotiated agreements or letters of intent with companies offering extended warranties to PC purchasers to offer our PC Support Center services. Some such extended warranties may be sold through a branded support portal, and others at the point of sale.

     Computer Service Companies. There are several international companies which provide a comprehensive range of computer services that permit large corporations to out-source some or all of their PC support requirements. Our services complement and extend the range of such support services. In April 1999 we entered into an agreement with Unisys, an international computer service company, to private label Online Data Backup under the Unisys brand name for resale to Unisys' corporate customers.

     ManagedStorage International. In 1998, we entered into a contract with Storage Technologies Inc. ("StorageTek")in which we licensed StorageTek's backup storage software, which we market under the name Online Data Backup. StorageTek has recently spun off its online backup storage division into a new company: ManagedStorage International. We entered into a new agreement with ManagedStorage in July 2000, in which ManagedStorage will provide the Online Data Backup branded client software and data storage infrastructure. During the Next Year, we intend to expand our training and co-selling activities with ManagedStorage.

Research and Development

     Our primary research and development effort over the Next Year will be to continue to add features to the PC Support Center (which we launched in October
1999) and to release subsequent versions during the Next Year. Due to the constantly evolving nature of the Internet and related technologies, we will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the PC Support Center. An Education Center that provides self-administered tutorials for PC users was added to the PC Support Center in January 2000. A service called "Remote Repair", which allows a technician to take control of the user's PC and perform preventive maintenance and solve technical problems, was also added to the PC Support Center in January 2000. In July 2000, we developed and launched an eCommerce engine, which enabled us to launch a program in which it charges end-users directly for premium online support services.

     Among the functions and services we expect to add to the PC Support Center over the next six months are: a Connection Wizard which simplifies the access to the Internet for first time users and protects such Internet access from subsequent corruption; and an electronic birth certificate which records and verifies online the configuration of an end-user's hardware and software. We will also expand the capability of our existing feature set. There can be no assurance, however, that all or any of these features will be added. We expect to incur costs of approximately $2,000,000 over the Next Year in order to develop and implement these additional functions of the PC Support Center.

Operations

     We expect the number of subscribers to the PC Support Center and branded portals to increase rapidly over the Next Year. To deliver the services in support of the PC Support Center, we plan to rapidly expand the number of technicians that we employ directly or otherwise utilize. In April 2000, we entered into an outsourcing agreement with First Ring, Inc., a Delaware corporation with operations in Virginia and Bangalore, India, to provide technical support. In addition, we plan to hire employees in other departments as well, as discussed below under "Employees." We anticipate that there will be a significant lag between incurring the expenses to support the PC Support Center and generating revenues from these expenditures because the PC Support Center's basic services are currently offered free of charge.

Employees

     During the Next Year, we plan to hire additional employees in every department, including senior management employees in sales and marketing, as well as additional technical, operations, sales and marketing, and administrative staff as required to expand our service offerings, sales and marketing efforts, and to maintain service levels to both new and existing subscribers. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of our different services, and to the extent which sales and marketing, operations, and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming significant customer acceptance of our products, we currently plan to increase staffing to approximately 130 people during the Next Year, although there can be no assurance that such hiring will take place or will be adequate to execute the growth plans as described herein.

ITEM 7.  FINANCIAL STATEMENTS.

     Our consolidated financial statements and the accompanying report and notes thereto, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 15, 1999, we engaged KPMG LLP, Richmond, British Columbia, Canada, as our principal accountant to audit our financial statements. Neither we nor our predecessor for accounting purposes, Reconnaissance Technologies Inc., had engaged any accountants prior to the engagement of KPMG LLP.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number     Description
-------    -----------
  2.1      Plan of Reorganization and Merger dated as of May 5, 1999 between the
           Company and RTI.*

  3.1 Articles of Incorporation of the Company dated as of April 5, 1999.*

  3.2 Articles/Certificate of Merger of the Company dated as of April 5, 1999.*

  3.3 Certificate of Correction of the Company dated as of June 2, 1999.*

  3.4      Articles of Merger of the Company dated as of June 21, 1999.*

  3.5      Bylaws of the Company.*

  4.1      Specimen Stock Certificate****

  4.2 Form of Warrant issued to former RTI warrantholders in connection with the Merger of the Company.*

  4.3 Form of Warrant issued to Advanced in connection with the Merger of the Company.*

  4.4      Warrant issued on January 11, 2000 to CGTF, LLC.**

  4.5      Form of Warrants issued on January 11, 2000 to Irwin Olian and
           Stanley Elbaum.***

  4.6      Form of Warrants issued to Purchasers in February, 2000 Unit
           Offering.***

  4.7      Form of Convertible Notes issued on February 29, 2000.***

  4.8      Form of "A" Warrant issued on March, 10, 2000 to Mike Lee &
           Associates.***

  4.9      Form of "B" Warrant issued on March, 10, 2000 to Mike Lee &
           Associates.***

  4.10     Form of warrants issued to ICE Holdings North America, L.L.C. on June
           23, 2000.

 10.1 Contract for Services dated as of June 23, 1999 between the Company and The Dromond Technologies Group.*

 10.2 Notice of Termination dated as of March 31, 2000 from the Company to The Dromond Technologies Group, Inc.***

 10.3      Consulting Contract dated as of April 1, 1999 between RTI and
           Strategic Catalysts Inc.*

10.4   Termination Letter dated as of December 31, 1999 from the Company to
       Strategic Catalysts Inc.**

10.5   Employment Agreement dated as of March 1, 2000 between the Company and
       Michael McLean.***

10.6   Employment Agreement effective January 1, 2000 between the Company and
       Steve Macbeth.**

10.7   Employment Agreement effective January 1, 2000 between the Company and
       David Rowat.**

10.8 Employment Agreement dated as of November 17, 1999 between the Company and Bruce McDonald.**

10.9   Employment Agreement dated as of April 6, 2000 between the Company and
       Denise Holleran-Boswell.****

10.10  Employment Agreement dated as of April 25, 2000 between the Company and
       Bruna Martinuzzi.****

10.11  Directors, Officers and Employee Stock Option Plan, as amended by the
       Company's Board of Directors on November 30, 1999.***

10.12  Standard Form of Stock Option Agreement, as amended by the Company's
       Board of Directors on November 30, 1999.***

10.13  Stock Pooling and Escrow Agreement dated as of July 31, 1999 among the
       Company, Advanced Financial Services Inc., Alan Ackerman, David Rowat,
       Clifford Rowlands, Michael McLean, Steve Macbeth, The Dromond Group Ltd., and Owen, Bird.*

10.14  Amendment dated as of March 7, 2000 to the Stock Pooling and Escrow
       Agreement among the Company, Advanced Financial Services Inc., Alan
       Ackerman, David Rowat, Clifford Rowlands, Michael McLean, Steve Macbeth,
       The Dromond Group Ltd., and Owen, Bird.***

10.15  Offer to Sub-Lease dated as of April 22, 1999 among Electronic Arts
       (Canada), Inc., RTI, and Beutel Goodman Real Estate Group.*

10.16  Lease dated as of March, 26, 1992 between The Canada Life Assurance
       Company and Osiware Inc.*

10.17  Assignment Agreement dated as of July 29, 1997 among Infonet Software
       Solutions Inc., Electronic Arts (Canada), Inc., and 547495 Ontario
       Limited.*

10.18  Service Supply Agreement dated as of June 8, 1998 between RTI and
       StorageTek Canada Inc.*

10.19 Service Contract dated as of April 1, 1999 between the Company and Unisys of Canada Inc.*

10.20  Letter of Intent dated as of October 6, 1999 between the Company and Go
       Figure Technology Inc.*

10.21  Consulting Contract dated as of August 6, 1999 between the Company and
       M.A. Levy & Assoc.*

10.22 Consulting Agreement dated as of September 1, 1999 between the Company and Irwin Olian.*

10.23  Engagement Letter dated as of October 6, 1999 between the Company and
       Sitrick and Company.**

10.24  Service Agreement dated as of January 7, 2000 between the Company and Go
       Figure Technology, Inc.**

10.25  Agreement to Convert Notes Into Stock and Warrants dated as of January
       11, 2000 between the Company and CGTF, LLC.**

10.26  Term Sheet dated as of February 24, 2000 between the Company and Mike Lee
       & Associates.***

10.27 Purchasing Schedule No. 2 dated as of March 13, 2000 between the Company and Motive Communications, Inc.***

10.28  Engagement Letter dated as of March 21, 2000 between the Company and ICE
       Holdings North America, L.L.C.****

10.29 Content License Agreement, dated as of April 4, 2000, between the Company and AltaVista Company.****+

10.30  Advertising Agreement, dated as of April 7, 2000, between the Company and
       AltaVista Company.****+

10.31  Lease, dated as of June 1, 2000, between the Company and Discovery Parks
       Incorporated.*****

10.32  Services Distribution Agreement dated as of July 31, 2000 between the
       Company and ManagedStorage International.

10.33 Revision to engagement letter dated May 20, 2000 between the Company and ICE Holdings North America, L.L.C.

10.34  Asset Purchase Agreement with Tavisco Ltd. dated September 15, 2000.

10.35  Letter of Intent between Company and MyHelpDesk dated September 7, 2000.

10.36  License Agreement dated September 24, 2000 between the Company and Remote
       Diagnostics, Inc.

21.    Subsidiaries.

23.1   Consent of Accountants.

27     Financial Data Schedule


* Incorporated by reference to the Company's Form 10-SB filed on October 18, 1999.
** Incorporated by reference to the Company's Amendment No. 2 to Form 10-SB filed on January 12, 2000.
*** Incorporated by reference to the Company's Report on Form 10-QSB filed on May 15, 2000.
****   Incorporated by reference to the Company's Form SB-2 filed on May 24,
       2000.
***** Incorporated by reference to the Company's Form SB-2A filed on June 19, 2000.

+ Certain portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.


       (b)  Reports on Form 8-K.

               None

                              PCSUPPORT.COM, INC.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          PCSUPPORT.COM, INC.
                                          (Registrant)

Date:  September 27, 2000             By

                                           /s/ Michael G. McLean
                                          --------------------------------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 27th day of September, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                               Title                                Date
---------                               -----                                ----
  /s/  Michael G. McLean                Chairman of the Board, President     September 27, 2000
--------------------------------------  and Chief Executive Officer
Michael G. McLean

  /s/  Steven W. Macbeth                Director                             September 27, 2000
--------------------------------------
Steven W. Macbeth

  /s/  W. Benjamin Catalano             Director                             September 27, 2000
--------------------------------------
W. Benjamin Catalano

  /s/  Bruce S. Nelson                  Director                             September 27, 2000
--------------------------------------
Bruce S. Nelson

  /s/  David W. Rowat                   Vice President and Chief Financial   September 27, 2000
--------------------------------------  Officer, (Principal Accounting
David W. Rowat                          Officer)

                      Consolidated Financial Statements of


                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
PCSupport.com, Inc.

We have audited the consolidated balance sheets of PCSupport.com, Inc. and subsidiary (a Development Stage Enterprise) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999 and for the period from December 10, 1997 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PCSupport.com, Inc. and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 and for the period from December 10, 1997 (inception) to June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"KPMG LLP"

  /s/  KPMG LLP
---------------


Chartered Accountants


Vancouver, Canada

August 25, 2000, except with respect
to notes 10(e) and 10(f) which are as
of September 15, 2000

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                            June 30, 2000 and 1999

                                                                             2000          1999
                                                                      -----------    ----------
                     Assets
Current assets:
  Cash and cash equivalents                                           $ 5,149,290    $  795,809
  Goods and services taxes recoverable and other receivables               89,933        14,728
  Prepaid expenses and deposits                                           335,113        33,950
  Other current assets                                                    111,860        49,256
                                                                      -----------    ----------

    Total current assets                                                5,686,196       893,743

Property and equipment (note 4)                                           411,817        11,210

Deferred acquisition costs                                                 25,000             -

Intangible assets (note 5)                                                  7,052         2,697
                                                                      -----------    ----------

                                                                      $ 6,130,065    $  907,650
                                                                      ===========    ==========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                            $   657,050    $   68,266

Stockholders' equity (note 6):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
    issued 10,477,662 shares in 2000 and 6,007,169 shares in 1999          10,478         6,007
  Additional paid-in capital                                           13,765,041     1,981,782
  Deferred stock compensation                                            (387,563)     (198,909)
  Deficit accumulated during the development stage                     (7,914,941)     (949,496)
                                                                      -----------    ----------

    Total stockholders' equity                                          5,473,015       839,384
                                                                      -----------    ----------

Commitments and contingencies (note 7)
Subsequent events (note 10)

                                                                      $ 6,130,065    $  907,650
                                                                      ===========    ==========

         See accompanying notes to consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                                                        Period from
                                                                                       December 10,
                                                                                               1997
                                                     Year ended       Year ended     (inception) to
                                                  June 30, 2000    June 30, 1999      June 30, 2000
                                                  -------------    -------------     --------------
Revenue:
  Support center                                    $       340       $        -        $       340
  Online backup                                          29,142               99             29,241
                                                    -----------       ----------        -----------
                                                         29,482               99             29,581

Operating expenses:
  Support center and online back-up                     197,166               86            197,252
  Development costs                                     923,259           17,646            943,719
  Marketing and promotion                             1,418,465          118,273          1,657,656
  General and administrative                          1,287,219          138,592          1,484,373
  Stock-based compensation expense                      412,246          486,191            898,437
                                                    -----------       ----------        -----------
                                                      4,238,355          760,788          5,181,437
                                                    -----------       ----------        -----------

Loss from operations                                 (4,208,873)        (760,689)        (5,151,856)

Interest expense, net (note 6(a)(ii))                 2,756,572            6,513          2,763,085
                                                    -----------       ----------        -----------

Loss for the period                                 $(6,965,445)      $ (767,202)       $(7,914,941)
                                                    ===========       ==========        ===========

Net loss per common share, basic and diluted             $(1.01)      $    (0.46)       $     (2.22)
                                                    ===========       ==========        ===========

Weighted average common shares outstanding,
  basic and diluted                                   6,884,464        1,659,455          3,572,640
                                                    ===========       ==========        ===========

         See accompanying notes to consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                Consolidated Statements of Stockholders' Equity
                          (Expressed in U.S. Dollars)

                       Years ended June 30, 2000 and 1999
           Period from December 10, 1997 (inception) to June 30, 2000

                                                                                                            Deficit
                                                                                                        Accumulated
                                                   Common Shares         Additional          Deferred        During           Total
                                             -----------------------        Paid-in             Stock   Development   Stockholders'
                                                 Shares       Amount        Capital      Compensation         Stage          Equity
                                             ----------     --------     ----------      ------------   -----------   -------------
Balance, December 10, 1997 (inception)             200      $    -       $      -        $      -        $       -     $         -
Issuance of common stock for services in
 January, valued at $.13 per share             489,800         490         65,157               -                -          65,647
Sale of common stock in January,
 $0.13 per share                               510,000         510         67,642               -                -          68,152
Net loss                                             -           -              -               -         (182,294)       (182,294)
                                            ----------     -------    -----------     -----------    -------------     -----------

Balance, June 30, 1998                       1,000,000       1,000        132,799               -         (182,294)        (48,495)

Fair value of common stock purchase
 warrants granted to creditor                        -           -          8,407               -                -           8,407
Sale of common stock in January,
 approximately $.85 per share, net of
 issuance costs of $131,708                    291,838         292        116,062               -                -         116,354

Issuance of common stock for services in
 January and May, valued at approximately
 $.85 per share                                 52,848          53         45,101               -                -          45,154
Conversion of note payable to common stock      66,029          66        109,977               -                -         110,043
Issuance of common stock for services in
 January                                        63,440          63         53,861               -                -          53,924
Issuance of common stock for services in
 April                                       1,500,000       1,500        777,620        (392,356)               -         386,764
Amortization of deferred stock compensation          -           -              -          45,247                -          45,247
Issuance of common stock for acquisition in
 June, net of acquisition costs of $46,753
 (note 3)                                    3,033,014       3,033        886,155               -                -         889,188

Treasury stock repurchased by Company in
 June, not cancelled                          (285,000)          -       (148,200)        148,200                -               -
Net loss                                             -           -              -               -         (767,202)       (767,202)
                                            ----------     -------    -----------     -----------    -------------     -----------

Balance, June 30, 1999                       5,722,169       6,007      1,981,782        (198,909)        (949,496)        839,384

Exercise of warrants in July, 1999              68,400          69         58,197               -                -          58,266
Shares issued in exchange for service            4,160           4          6,504               -                -           6,508
Fair value of options issued to employees
 and consultants                                     -           -        600,900        (600,900)               -               -
Conversion of notes payable in January,
 net of $5,803 in cash financing costs
 (note 6(a)(i))                                350,000         350        494,747               -                -         495,097
Fully paid warrants issued as financing
 compensation cost (note 6(a)(ii))                   -           -      1,794,000      (1,794,000)               -               -
Beneficial conversion feature of notes payable
 issued in February (note 6(a)(ii))                  -           -      1,000,000               -                -       1,000,000
Amortization of deferred stock compensation          -           -              -       2,206,246                -       2,206,246
Sale of units in March and April, $2.00 per
 unit, net of $38,820 in cash financing
 costs                                         666,000         666      1,292,514               -                -       1,293,180
Sale of common stock in March, $2.00 per
 share, net of $36,222 in cash financing
 costs                                       2,054,000       2,054      4,069,724               -                -       4,071,778
Exercise of warrants in March for cash         140,600         141        188,263               -                -         188,404
Sale of common stock in April, $2.00 per
 share                                          34,000          34         67,966               -                -          68,000
Sale of common stock in April, $2.125 per
 share, net of $175,694 in cash
 financing costs                               645,000         645      1,194,286               -                -       1,194,931
Conversion of promissory notes
 payable in May (note 6(a)(ii))                508,333         508      1,016,158               -                -       1,016,666
Net loss                                             -           -              -               -       (6,965,445)     (6,965,445)
                                            ----------     -------    -----------     -----------    -------------     -----------

Balance, June 30, 2000                      10,192,662     $10,478    $13,765,041     $  (387,563)     $(7,914,941)    $ 5,473,015
                                            ==========     =======    ===========     ===========    =============     ===========

See accompanying notes to consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                                                               Period from
                                                                                              December 10,
                                                                                                      1997
                                                             Year ended       Year ended    (inception) to
                                                          June 30, 2000    June 30, 1999     June 30, 2000
                                                          -------------    -------------    --------------
Cash flows from operating activities:
 Loss for the period                                       $(6,965,445)       $ (767,202)     $(7,914,941)
 Items not affecting cash:
  Depreciation and amortization                                108,972             5,336          114,927
  Common stock issued in exchange for services                   6,508           440,944          513,099
  Deemed discount amortization on promissory note            1,000,000                 -        1,000,000
  Amortization of deferred stock compensation                2,206,246            45,247        2,251,493
  Discount on notes payable                                          -             8,407            8,407
  Loss on debt extinguishments and other                        17,566                 -           17,566
 Changes in operating assets and liabilities:
  Goods and services taxes recoverable and
   other receivables                                           (75,205)          (14,728)         (89,933)
  Prepaid expenses and deposits                               (326,163)          (33,950)        (360,113)
  Other current assets                                         (62,604)          (49,014)        (111,860)
  Accounts payable and accrued liabilities                     588,784            64,556          657,050
                                                           -----------        ----------      -----------

    Net cash used in operating activities                   (3,501,341)         (300,404)      (3,914,305)
                                                           -----------        ----------      -----------

Cash flows from investing activities:
 Purchase of property and equipment                           (507,357)          (13,055)        (523,733)
 Purchase of intangible asset                                   (6,577)           (3,486)         (10,063)
                                                           -----------        ----------      -----------

    Net cash used in investing activities                     (513,934)          (16,541)        (533,796)
                                                           -----------        ----------      -----------

Cash flows from financing activities:
 Proceeds from issuance of notes payable                             -            62,314          110,043
 Proceeds from issuance of bridge loan                               -            17,088           17,088
 Repayment of bridge loan                                            -           (17,088)         (17,088)
 Cash acquired in acquisition                                        -           888,932          888,932
 Cash costs of conversion of debt to equity                     (5,803)                -           (5,803)
 Proceeds from promissory notes                              1,500,000                 -        1,500,000
 Proceeds from exercise of share purchase  warrants            246,670                 -          246,670
 Net proceeds from sale of common stock                      6,627,889           161,508        6,857,549
                                                           -----------        ----------      -----------

    Net cash provided by financing activities                8,368,756         1,112,754        9,597,391
                                                           -----------        ----------      -----------

Net increase in cash and cash equivalents                    4,353,481           795,809        5,149,290

Cash and cash equivalents at beginning of period               795,809                 -                -
                                                           -----------        ----------      -----------

Cash and cash equivalents at end of period                 $ 5,149,290        $  795,809      $ 5,149,290
                                                           ===========        ==========      ===========

Supplemental disclosure:
 Cash paid for:
  Income taxes                                             $         -        $        -      $         -
  Interest                                                       7,200                 -            7,200
 Non-cash activities:
  Notes payable and promissory notes
   converted into common stock                               1,516,666           110,043        1,626,709
  Deferred stock compensation                                2,394,900           392,356        2,787,256
  Treasury stock acquired                                            -               285              285
  Discount on promissory note payable                        1,000,000                 -        1,000,000
  Discount on notes payable                                          -             8,407            8,407
  Common stock issued for services                               6,508           486,191          558,346

See accompanying notes to consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                          (Expressed in U.S. Dollars)

                       Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

1.  Nature of development stage activities:

    Mex Trans Seafood Consulting, Inc. was incorporated in Texas on February 13, 1989 and was a holding company prior to its merger with Reconnaissance Technologies Inc. ("Reconnaissance"). In anticipation of this merger, a shell company was incorporated in Nevada in April, 1999 and Mex Trans Seafood Consulting, Inc. was merged into it, with PCSupport.com, Inc. ("PCS") as the surviving company. PCS had no substantive operations at that time. In June 1999, PCS merged with Reconnaissance, with PCSupport.com, Inc. (the "Company") being the surviving corporation (note 2(a)). The Company currently operates in one business segment and is in the business of developing and commercializing support services for the personal computer market. The Company's services include providing daily secured backup of personal computer hard-drives over the Internet, overnight laptop replacements and an aggregation of web-based computer support services.

    These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost effective third party license and service supply agreements. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist or continue to exist. As of June 30, 2000, the Company is considered to be in the development stage as the Company has not generated significant revenues, is continuing to develop its business, and has experienced negative cash flow from operations. Operations have primarily been financed through the issuance of common stock and debt. The Company does not have sufficient working capital to sustain operations until the end of the year ended June 30, 2001. The Company has contracted with third parties to assist them in securing funds through additional debt or equity financings. Such financings may not be available or may not be available on reasonable terms.


2.  Significant accounting policies:

    (a) Reverse take-over and basis of presentation:

        On June 23, 1999, PCS merged with Reconnaissance, with Reconnaissance's stockholders receiving the largest number of shares and control of the Company. Accordingly, Reconnaissance is deemed the accounting acquiror for financial statement purposes.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 2
                          (Expressed in U.S. Dollars)

                       Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (a)  Reverse take-over and basis of presentation (continued):

         The acquisition is accounted for as a reverse take-over using the purchase method. The Company's historical financial statements reflect the results of operations and cash flows of Reconnaissance from the date of its incorporation on December 10, 1997 under the Company Act (British Columbia). During June, 1999, Reconnaissance continued its incorporation into Wyoming. The historical stockholders' equity gives effect to the shares issued to the stockholders of Reconnaissance. The financial position and results of operations of PCS are included from the date of acquisition, June 23, 1999.

    (b)  Basis of consolidation:

         These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiary, Reconnaissance International Ltd. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    (c)  Use of estimates:

         The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting periods. Actual results may significantly differ from these estimates.

    (d)  Contract revenue recognition:

         Revenue from customer support service contracts is recognized over the term of the customer support agreement. The Company also provides web-based computer solutions to customers, including developing customized branded web-based support portals or other products. Revenue from these services are recognized when the product is delivered and no significant performance obligations remain. For longer-term contracts with significant customization, the Company recognizes revenue based on the percentage of completion method of accounting.

         Anticipated losses on contracts are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 3
                          (Expressed in U.S. Dollars)

                       Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (e)  Foreign currency:

         The functional currency of the Company and its subsidiary is the United States dollar. Transactions in foreign currencies are translated to United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations.

    (f)  Cash and cash equivalents:

         The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

    (g)  Prepaid expenses and deposits:

         Prepaid expenses and deposits primarily includes prepaid advertising and software license fees and deposits relating to its office operating leases.

    (h)  Property and equipment:

         Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:


             Computer equipment and software              2 years
             Furniture and fixtures                       7 years
             Office equipment                             7 years
             Leasehold improvements           Over the lease term

         The cost of maintenance and repairs are charged to expenses as incurred. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the sum of future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount, an impairment loss is recognized for the excess of the carrying amount of the asset over the fair value of the asset.

    (i)  Income taxes:

         The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

         Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 4
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (i)  Income taxes (continued):

         Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

    (j)  Research and development:

         Research and development costs are expensed when incurred.

         The Company accounts for the costs of developing and maintaining its website in accordance with EITF 00-02 and SOP 98-1. Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized and costs incurred during the operating stage are expensed, unless they represent upgrades or enhancements that result in additional functionality. Costs capitalized are reviewed for impairment in accordance with SFAS 121. Also included in development costs are costs incurred to develop branded support portals for third parties under contract.

    (k)  Net loss per share:

         Basic earnings per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock issuances outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

         Excluded from the computation of diluted loss per share for the year ended June 30, 2000 are warrants to purchase 2,965,838 (1999 - 311,838) shares of common stock and options to purchase 1,311,869 (1999 - nil) shares of common stock because their effects would be anti-dilutive.

    (l)  Stock-based compensation:

         The Company accounts for its stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 6(b)(ii).

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 5
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (l)  Stock-based compensation (continued):

         SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 6(b)(i).

    (m)  Comparative figures:

         Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current period.


3.  Acquisitions:

    In June, 1999, PCS merged with Reconnaissance. As described in note 2(a), the acquisition was a reverse take-over with Reconnaissance being the deemed accounting acquiror for financial statements purposes.

    Net assets acquired through the issuance of common stock consisted of cash and cash equivalents with a fair value of $935,685. The cash and cash equivalents held by PCS were obtained through a private placement. Acquisition related costs of $46,753 were incurred and were recorded as a decrease in the acquisition amount carried in stockholders' equity.

    The following table reflects unaudited pro forma information which combines the operations of PCS and Reconnaissance for the year ended June 30, 1999 and the period from December 10, 1997 (inception) to June 30, 1998 as if the acquisition of PCS had taken place at the beginning of the period. There were no pro forma adjustments required in combining this information of these two entities. This pro forma information does not reflect any non-recurring charges or credits directly attributable to the transaction. This pro forma information does not purport to be indicative of the revenues and net loss that could have resulted had the acquisition been in effect for the period presented and is not intended to be a projection of future results or trends.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 6
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

3.  Acquisitions (continued):

                                                           Period from
                                                           December 10,
                                         Year ended    1997 (inception)
                                           June 30,         to June 30,
                                               1999                1999
                                         ----------    ----------------
   Revenue                                $      99         $        99

   Expenses:
     On-line back-up                             86                  86
     Research and development                17,646              20,460
     Marketing and promotion                477,103             598,021
     General and administrative             317,685             376,247
     Interest, net                            6,513               6,513
                                          ---------         -----------

   Net loss for the period                $(818,934)        $(1,001,228)
                                          =========         ===========

   Net loss per share                     $   (0.14)        $     (0.23)
                                          =========         ===========

4. Property and equipment:

   Property and equipment consists of the following:

                                                     June 30,
                                          -----------------------------
                                               2000                1999
                                          ---------         -----------
   Computer equipment                     $ 335,546         $    14,173
   Furniture and fixtures                    51,608               1,584
   Office equipment                          64,184                   -
   Leasehold improvements                    71,776                   -
                                          ---------         -----------
                                            523,114              15,757
   Less accumulated depreciation            111,297               4,547
                                          ---------         -----------

                                          $ 411,817         $    11,210
                                          =========         ===========

5. Intangible assets:

   Intangible assets includes the cost of acquiring the Company's World Wide Web domain names and trademarks and is amortized straight-line over a three year period.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 7
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

6.  Stockholders' equity:

    (a)  Convertible debt:

         (i)  Promissory notes:

              In November, 1999, the Company issued promissory notes to an investor totaling $500,000 with interest payable monthly, not in advance, at a rate of 10% per annum. On January 11, 2000, the Company agreed to convert the notes into 350,000 common shares and warrants to purchase 240,000 common shares at a price of $1.40 per share. The loss on extinguishment of the debt was approximately $900.

        (ii)  Convertible promissory notes:

              On February 29, 2000, the Company issued promissory notes ("Convertible Promissory Notes") to private investors totaling $1,000,000, convertible into common stock of the Company at a conversion rate of $2.00 per common share. The notes bore interest at an annual rate of 10% and payable monthly. The notes carried a beneficial conversion feature valued at $1,250,000, equal to the aggregate excess of the market value of the Company's common shares at the date of agreement over the conversion rate. The beneficial conversion feature recorded was limited to the proceeds of the promissory note offering of $1,000,000 and was amortized to interest expense over the period to the earliest conversion date, which resulted in full amortization of the $1,000,000 to interest expense during the year.

              The notes, including $16,666 in accrued interest, were converted in May 2000 into 508,333 common shares.

              Under the terms of the financing agreement, the Company granted 1,000,000 "A" warrants and 500,000 "B" warrants to its agent for the $1,000,000 Convertible Promissory Notes financing and for future general financing services. Each "A" warrant entitles the holder to acquire one common share at an exercise price of $1.25 per share to February 28, 2001 and $1.75 thereafter to February 28, 2002. Each "B" warrant entitles the holder to acquire one common share at an exercise price of $2.00 per share to February 28, 2001 and $2.50 thereafter to February 28, 2002. The estimated fair value of the warrants of $1,794,006 was recorded as deferred financing costs and was amortized to interest expense over the period to the earliest conversion date, which resulted in full amortization of the $1,794,000 to interest expense during the current year.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 8
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

6.  Stockholders' equity (continued):

    (b) Stock options and stock-based compensation:

        (i)  Stock options:

             On July 2, 1999, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees, and consultants to acquire shares of the Company's common stock.

             The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than five years from the date of grant. Subsequent to year end, the Company amended certain terms of its stock option plan (note 10(a)).

             Stock option activity since the inception of the plan is presented below:

                                                                             Weighted
                                                              Number          average
                                                           of shares   exercise price
                                                           ---------   --------------
             Outstanding, July 1, 1999                             -            $   -
             Granted                                       1,311,869             2.32
             Exercised                                             -                -
             Cancelled                                             -                -
                                                           ---------   --------------

             Outstanding, June 30, 2000                    1,311,869            $2.32
                                                           =========   ==============

             The following table summarizes the stock options outstanding at June 30, 2000:


                                                Options outstanding                    Options exercisable
                                   ---------------------------------------------   ----------------------------
                                                       Weighted
                                                        average         Weighted                       Weighted
                                      Number          remaining          average        Number          average
Range of exercise price            of shares   contractual life   exercise price   exercisable   exercise price
-----------------------            ---------   ----------------   --------------   -----------   --------------
$1.00 - $1.50                        691,000          4.1 years             1.01       314,750             1.01
$1.69 - $2.48                        201,369          4.9 years             2.02       119,008             1.99
$2.67 - $3.95                        105,000          4.9 years             3.14         3,194             3.21
$4.22 - $6.06                        314,500          4.8 years             5.10        28,167             5.08
                                   ---------   ----------------             ----       -------             ----

                                   1,311,869          4.5 years             2.32       465,119             1.52
                                   =========   ================             ====       =======             ====

             As at June 30, 2000, 465,119 stock options have vested and are exercisable. The weighted average fair value of the options granted during the year ended June 30, 2000 was $1.72 per option.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 9
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

6.  Stockholders' equity (continued):

    (b) Stock options and stock-based compensation (continued):

        (i)  Stock options (continued):

             As explained in note 2(l), the Company adopted only the disclosure provisions of FAS No. 123 for options granted under the existing employee stock option plan. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for the employee stock option plan been determined by this method, loss and basic loss per share would have been as follows:

                                                              June 30, 2000
                                                              -------------
             Loss:
                As reported                                   $  (6,965,445)
                Pro-forma                                        (7,295,259)
                                                              =============
             Basic loss per share:
                As reported                                   $       (1.01)
                Pro-forma                                             (1.06)
                                                              =============

             The Company recognizes the calculated compensation cost at the date of granting the stock options on a straight-line basis over the vesting period.

             The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              June 30, 2000
                                                              -------------
             Expected dividend yield                                     -
             Expected stock price volatility                            70%
             Risk-free interest rate                                     6%
             Expected life of options                               4 years

       (ii)  Stock-based compensation:

             In January, 1998, the Company recorded non-cash compensation expense of $65,647 related to the sale of 489,800 common shares at $0.01 per share to certain stockholders and officers of the Company. The fair value of the common shares was estimated at $0.13 per share at the time of the transaction.

             In January, 1999, the Company recorded non-cash interest expense of $8,407 related to the issuance of warrants to purchase 20,000 shares of common stock. The warrants were exercisable immediately at an exercise price of $0.85 per share and expired in January, 2000.

             In January and May, 1999, the Company issued 52,848 shares of common stock in exchange for services relating to share issuances. The fair value of these services was estimated based upon the estimated fair value of the shares at $0.85 per share or $45,154. The costs were deducted from the additional paid-in capital from the sale of common stock in January, 1999.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 10
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

6.  Stockholders' equity (continued):

    (b) Stock options and stock-based compensation (continued):

        (ii)  Stock-based compensation (continued):

              In January, 1999, the Company recorded non-cash compensation expense of $53,924 related to the issuance of 63,440 shares of common stock to certain stockholders and officers of the Company. The fair value of the shares was estimated at $0.85 per share at the time of the transaction.

              In April, 1999, the Company recorded non-cash compensation expense and deferred compensation expense of $779,120 related to the issuance of 1,500,000 shares of common stock at no cost to certain officers and stockholders. The value of the shares was estimated at $0.52 per share. A certain portion of these shares are subject to vesting over a period of time. The compensatory element relating to these shares were recorded as deferred stock compensation to be amortized over their respective vesting periods. In June, 1999, the Company repurchased 285,000 common shares at $0.001 per share and recorded the transaction as shares held in treasury as of June 30, 1999.

              Common shares held in treasury total 285,000 at June 30, 2000.

              Pursuant to an agreement dated July 31, 1999, the Company has the option to re-purchase certain shares held by executive officers if their employment ceases with the Company prior to January 1, 2002 at a price of $0.01 per share.

    (c) Share purchase warrants:

        In July, 1999 and March, 2000, warrants to purchase 68,400 and 140,600 common shares at a price of $0.85 and $1.34 per common share, respectively, were exercised.

        Share purchase warrants outstanding at June 30, 2000 and 1999 are as follows:


                                                                               Shares issuable on exercise of
                                                                                    outstanding warrants
                                                                               ------------------------------
         Expiry dates                               Exercise price per share   June 30, 2000    June 30, 1999
         ------------                               ------------------------   --------------   -------------

         March, 2001 (6(c)(iii))                                       $2.00          333,000              -
         January, 2000 (6(b)(ii))                                      $0.85                -          20,000
         January, 2002(6(a)(ii))                                       $1.40          240,000              -
         February, 2002 (6(a)(iii))                            $1.25 / $1.75        1,000,000              -
         February, 2002 (6(a)(iii))                            $2.00 / $2.50          500,000              -
         March, 2002 (6(c)(ii))                                        $2.00          500,000              -
         June, 2002 (6(c)(iv))                                       various          250,000              -
         January, 2003 (6(c)(iv))                                      $1.05           10,000              -
         April, 2003 (6(c)(iv))                                        $5.40           50,000              -
         Various (6(c)(i))                                             $1.34           82,838         291,838
                                                                                    ---------         -------

                                                                                    2,965,838         311,838
                                                                                    =========         =======

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 11
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

6.  Stockholders' equity (continued):

    (c) Share purchase warrants (continued):

        (i) Between January 26, 1999 and February 18, 1999, the Company issued warrants which are exercisable at $0.85 per share for a period expiring three months after the completion of an initial public offering by the Company of its common shares at a price per share of $0.85 prior to July 18, 1999 and $1.34 per share thereafter.

       (ii) In March 2000, the Company completed a private placement for 2,054,000 common shares of the Company for proceeds of $4,071,778, being net of $36,222 of cash financing costs. The Company agreed to issue warrants to purchase 500,000 common shares of $2.00 per share for consulting and advisory services in connection with this transaction. The warrants will expire March 2002. The estimated fair value of these warrants at the date of grant was $1,736,000 and has been recorded as a charge against additional paid-in capital.

      (iii) In March and April, 2000, the Company completed a private placement issuing 666,000 units to investors for proceeds of $1,293,180, net of $38,820 of cash financing costs. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of $2.00 per share, with the warrants expiring in March 2001.

       (iv) In April, 2000, the Company completed a private placement for 645,000 common shares for proceeds of $1,194,931, net of $175,694 of cash financing costs. The Company also issued warrants to purchase 310,000 common shares as compensation for arranging the financing. The exercise price of 250,000 of the warrants is dependent on the issuance price of an expected future private placement. The value of these warrants have initially been measured at their fair value using current market information and will be readjusted as this fair value changes until the date of the future private placement. The value assigned to these warrants is recorded in equity. Of the remaining warrants, 10,000 and 50,000 have exercise prices of $1.05 and $5.40, respectively. The estimated fair value of the warrants of $260,451 has been recorded as a charge against additional paid-in capital.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 12
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

7.  Commitments and contingencies:

    (a)  Operating leases:

         The Company leases office facilities in British Columbia under operating lease agreements that expire in November, 2002 and June, 2005. Minimum lease payments under these operating leases and other license software and lease equipment are as follows:


               2001                                          $493,500
               2002                                           495,500
               2003                                           357,000
               2004                                           280,500
               2005                                           280,500
               Thereafter                                      46,500

         Rent expense totalled $79,413 and $9,587 for the years ended June 30, 2000 and 1999, respectively.


    (b)  Internet portal advertising agreement:

         The Company entered into an agreement with an Internet service company to allow the Company to advertise its services on the Internet service Company's website for a one year term. Also, the Company has agreed to create a co-branded website to provide its services to the Internet service Company's customers for a two year term. The Company paid $570,000 under the agreement for fiscal year 2000 and is committed to paying $2,460,000 in fiscal year 2001 and $2,250,000 in fiscal year 2002. The agreement is subject to cancellation after one year at the Company's option.

    (c)  Financing agreement:

         The Company entered into a financing agreement with ICE Holdings North America, LLC in March, 2000. Subject to the completion of direct and indirect financing milestones, the Company will be required to issue and register with the United States Securities and Exchange Commission 1,000,000 warrants as consideration for their services. As at June 30, 2000, 250,000 warrants were earned and issued (note 6(c)(iv)).

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 13
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


8.  Deferred tax assets and liabilities:

                                                                               June 30,
                                                                       ------------------------
                                                                              2000         1999
                                                                       -----------    ---------
    Deferred tax assets:
      Start-up costs and other                                         $   311,200    $ 269,953
      Operating loss carry forwards                                      1,413,000            -
      Property and equipment                                                71,056        4,547
      Accounts payable and accrued liabilities                               6,207            -
                                                                       -----------    ---------

    Total deferred tax assets before valuation allowance                 1,801,463      274,500
    Valuation allowance                                                 (1,801,463)    (274,500)
                                                                       -----------    ---------

    Net deferred tax assets                                            $         -    $       -
                                                                       ===========    =========

    Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

    The Company has operating loss carry forwards for income tax purposes at June 30, 2000 of approximately $4,137,000. Operating losses begin to expire in fiscal year 2020.


9.  Financial instruments:

    (a)  Fair values:

         The Company regularly invests funds in excess of its immediate needs in money market accounts. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of notes payable approximates fair value since they have a short-term to maturity.

    (b)  Foreign currency risk:

         The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company does not enter into foreign currency hedge transactions.

    (c)  Market risk:

         Approximately 83% (1999 - 100%) of the Company's revenues were from one Canadian customer for the year ended June 30, 2000. All of the Company's capital assets are located in Canada.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 14
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

10.  Subsequent events:

     (a) In July 2000, the Company amended its stock option plan whereby all options granted to a starting employee in any fiscal quarter will have an exercise price equal to the average closing price for every trading day in the previous quarter. All options granted since January 1, 2000 are to be retroactively repriced in accordance with the amended terms unless the new exercise price exceeds the original exercise price. For accounting purposes, all repriced options will be considered to be variable plan options and compensation expense will be recognized to the extent that the market price of the Company's stock increases to the exercise or expiry date.

     (b) Subsequent to June 30, 2000 the Company granted 68,500 stock options to officers, directors and employees with an exercise price of $3.44 per share.

     (c) In July 2000, the Company obtained a license to use specific dial-up connection technology in exchange for minimum payments of $100,000 in cash and 100,000 common shares. The Company is required to issue warrants for each incremental 100,000 licenses sold to users over 400,000 licenses. These warrants will entitle the holder for a period of five years to purchase shares of the Company at the stated prices.

     (d) In August 2000, the Company issued 50,000 common shares and received as consideration a note receivable in the amount of $261,800. This note bears interest at 6.62% per annum payable at the end of each year and is payable in full on July 25, 2005.

     (e) On September 7, 2000, the Company signed a Letter of Intent to acquire all of the assets and assume certain liabilities of MyHelpDesk, Inc. in exchange for 1,250,000 common shares of the Company and a further 250,000 common shares one year after closing. MyHelpDesk, Inc. is a development stage company that provides web-based computer support services.

     (f) On September 15, 2000, the Company acquired substantially all of the assets of Tavisco Ltd., a producer of anti-virus services and products. The purchase price for Tavisco Ltd.'s assets consisted of 200,000 shares of common stock (with up to 100,000 of these shares subject to cancellation under certain circumstances related to continued employment) and a cash payment of $50,000. Tavisco Ltd. designs, develops and provides state-of-the-art virus diagnostic products for computer service professionals. Its products include virus scanners and cleaners, a full-featured anti-virus protection system, and a rapid screening test that prevents virus infections.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, page 15
                          (Expressed in U.S. Dollars)

                      Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

10.  Subsequent events (continued):

     (f)  Continued:

          The total purchase price of $376,000, including estimated acquisition costs is allocated to the assets acquired based upon these relative fair values as follows:


            Software                                     $338,400
            Licences, patents and other intangibles        37,600
                                                         --------

                                                         $376,000
                                                         ========

            Consideration:
               Cash                                      $ 70,000
               Common shares                              306,000
                                                         --------

                                                         $376,000
                                                         ========

          The common shares issued have been recorded at their market value at September 15, 2000. The purchase price allocation is an estimate only and is subject to change.

                                 EXHIBIT INDEX

Exhibit Number              Description
--------------              -----------

2.1 Plan of Reorganization and Merger dated as of May 5, 1999 between the Company and RTI.*

3.1 Articles of Incorporation of the Company dated as of April 5, 1999.*

3.2 Articles/Certificate of Merger of the Company dated as of April 5, 1999.*

3.3 Certificate of Correction of the Company dated as of June 2, 1999.*

3.4                         Articles of Merger of the Company dated as of June
                            21, 1999.*

3.5                         Bylaws of the Company.*

4.1                         Specimen Stock Certificate****

4.2 Form of Warrant issued to former RTI warrantholders in connection with the Merger of the Company.*

4.3 Form of Warrant issued to Advanced in connection with the Merger of the Company.*

4.4                         Warrant issued on January 11, 2000 to CGTF, LLC.**

4.5 Form of Warrants issued on January 11, 2000 to Irwin Olian and Stanley Elbaum.***

4.6                         Form of Warrants issued to Purchasers in February,
                            2000 Unit Offering.***

4.7                         Form of Convertible Notes issued on February
                            29, 2000.***

4.8                         Form of "A" Warrant issued on March, 10, 2000 to
                            Mike Lee & Associates.***


4.9                         Form of "B" Warrant issued on March, l0, 2000 to
                            Mike Lee & Associates.***


4.10 Form of Warrants issued to ICE Holdings North America, L.L.C. on June 23, 2000.

10.1 Contract for Services dated as of June 23, 1999 between the Company and The Dromond Technologies Group.*

10.2 Notice of Termination dated as of March 31, 2000 from the Company to The Dromond Technologies Group, Inc.***

10.3 Consulting Contract dated as of April 1, 1999 between RTI and Strategic Catalysts Inc.*

10.4                  Termination Letter dated as of December 31, 1999 from the
                      Company to SCI.**

10.5 Employment Agreement dated as of March 1, 2000 between the Company and Michael McLean.***

10.6 Employment Agreement effective January 1, 2000 between the Company and Steve Macbeth.**

10.7 Employment Agreement effective January 1, 2000 between the Company and David Rowat.**

10.8 Employment Agreement dated as of November 17, 1999 between the Company and Bruce McDonald.**

10.9 Employment Agreement dated as of April 6, 2000 between the Company and Denise Holleran-Boswell.****

10.10 Employment Agreement dated as of April 25, 2000 between the Company and Bruna Martinuzzi.****

10.11 Directors, Officers and Employee Stock Option Plan, as amended by the Company's Board of Directors on November 30, 1999.***

10.12 Standard Form of Stock Option Agreement, as amended by the Company's Board of Directors on November 30, 1999.***

10.13 Stock Pooling and Escrow Agreement dated as of July 31, 1999 among the Company, Advanced Financial Services Inc., Alan Ackerman, David Rowat, Clifford Rowlands, Michael McLean, Steve Macbeth, The Dromond Group Ltd., and Owen, Bird.*

10.14 Amendment dated as of March 7, 2000 to the Stock Pooling and Escrow Agreement among the Company, Advanced Financial Services Inc., Alan Ackerman, David Rowat, Clifford Rowlands, Michael McLean, Steve Macbeth, The Dromond Group Ltd., and Owen, Bird.***

10.15 Offer to Sub-Lease dated as of April 22, 1999 among Electronic Arts (Canada), Inc., RTI, and Beutel Goodman Real Estate Group.*

10.16 Lease dated as of March, 26, 1992 between The Canada Life Assurance Company and Osiware Inc.*

10.17 Assignment Agreement dated as of July 29, 1997 among Infonet Software Solutions Inc., Electronic Arts (Canada), Inc., and 547495 Ontario Limited.*

10.18 Service Supply Agreement dated as of June 8, 1998 between RTI and StorageTek Canada Inc.*

10.19 Service Contract dated as of April 1, 1999 between the Company and Unisys of Canada Inc.*

10.20 Letter of Intent dated as of October 6, 1999 between the Company and Go Figure Technology Inc.*

10.21 Consulting Contract dated as of August 6, 1999 between the Company and M.A. Levy & Assoc.*

10.22 Consulting Agreement dated as of September 1, 1999 between the Company and Irwin Olian.*

10.23 Engagement Letter dated as of October 6, 1999 between the Company and Sitrick and Company.**

10.24 Service Agreement dated as of January 7, 2000 between the Company and Go Figure Technology, Inc.**

10.25 Agreement to Convert Notes Into Stock and Warrants dated as of January 11, 2000 between the Company and CGTF, LLC.**

10.26 Term Sheet dated as of February 24, 2000 between the Company and Mike Lee & Associates.***

10.27 Purchasing Schedule No. 2 dated as of March 13, 2000 between the Company and Motive Communications, Inc.***

10.28 Engagement Letter dated as of March 21, 2000 between the Company and ICE Holdings North America, L.L.C.****

10.29 Content License Agreement, dated as of April 4, 2000, between the Company and AltaVista Company.****+

10.30 Advertising Agreement, dated as of April 7, 2000, between the Company and AltaVista Company.****+

10.31 Lease, dated as of June 1, 2000, between the Company and Discovery Parks Incorporated.*****

10.32 Services Distribution Agreement dated as of July 31, 2000 between the Company and ManagedStorage International.

10.33 Revision to engagement letter dated May 20, 2000 between the Company and ICE Holdings North America, L.L.C.

10.34                 Asset Purchase Agreement with Tavisco Ltd. dated September
                      15, 2000.

10.35                 Letter of Intent between Company and MyHelpDesk dated
                      September 7, 2000

10.36 License Agreement dated September 24, 2000 between the Company and Remote Diagnostics, Inc.

21.                 Subsidiaries.

23.1                Consent of Accountants.

27                  Financial Data Schedule.


* Incorporated by reference to the Company's Form 10-SB filed on October 18, 1999.
** Incorporated by reference to the Company's Amendment No. 2 to Form 10-SB filed on January 12, 2000.
*** Incorporated by reference to the Company's Report on Form 10-QSB filed on May 15, 2000.
****        Incorporated by reference to the Company's Form SB-2 filed on May
            24, 2000.
***** Incorporated by reference to the Company's Form SB-2A filed on June 19, 2000.

+ Certain portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.