Form 10KSB/A
period 2000-06-30
PCSUPPORT COM INC
filed 2000-10-30
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ___________

                                 FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

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

     3605 Gilmore Way, 3rd Floor                          V5G 4X5
   Burnaby, British Columbia, Canada                    (Zip Code)
(Address of principal executive offices)


                    Issuer's Telephone Number: (604)419-4490

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                      $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $29,482

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

                                    PART I

ITEM 1. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following chart sets forth biographical information concerning the current directors of the Company.

                                                                                   Principal Occupation for the
                                           Current Positions                           Past Five Years and
Name                          Age            with Company                          Certain Other Directorships
-------------------------   -------        -----------------                       ----------------------------
Michael G. McLean              39     Chairman of the Board,              From June 1999 to present, President and Chief
                                      President and Chief Executive       Executive Officer and a director of the
                                      Officer                             Company; from 1997 to June 1999, President and
                                                                          Director of Reconnaissance Technologies, Inc.
                                                                          ("RTI"), a predecessor company to the Company;
                                                                          from March 1997 to June 1997, Product
                                                                          Development Manager of Riptide Technologies, a
                                                                          software development company; from May 1996 to
                                                                          December 1996, General Manager of a business
                                                                          unit at Simba Technologies, a software
                                                                          development and marketing company; and from
                                                                          1993 to 1996, Software Development Manager at
                                                                          HealthVISION Corporation, a software company.

Steven W. Macbeth              31     Chief Technology Officer,           From June 1999 to present, Chief Technology
                                      Secretary/Treasurer and Director    Officer, Secretary/Treasurer and a director of
                                                                          the Company; from 1997 to June 1999, Chief
                                                                          Executive Officer of RTI; from 1996 to 1997,
                                                                          Cofounder and Director, Product Development of
                                                                          Riptide Technologies; and from 1995 to 1996,
                                                                          Technical Project Manager at MPR Teltech.


Bruce S. Nelson                  48   Director                            A director of the Company since June 2000;
                                                                          from 1999 to present, an independent
                                                                          consultant; from 1998 to 1999, Vice Chairman
                                                                          and a member of the Management Committee of
                                                                          Young & Rubicam Inc., a global marketing and
                                                                          communications company; and from 1994 to 1998,
                                                                          Executive Vice President, Director of
                                                                          Worldwide Accounts and Director of Strategy
                                                                          for Worldwide Accounts at McCann-Erickson
                                                                          Worldwide, a global marketing company.  Mr.
                                                                          Nelson is also a director of Official Payments
                                                                          Corporation, iTurf Inc. and Euro American
                                                                          Capital Partners.

W. Benjamin Catalano             36   Director                            From June 1999 to present, a director of the
                                                                          Company; from 1999 to present, Vice President
                                                                          of Corporate Affairs and Director of
                                                                          Themescapes, Inc., a technology company; and
                                                                          from 1986 to present, personal business owner
                                                                          and participant in investment brokerage and
                                                                          real estate industries.

     The following chart sets forth information concerning the executive officers of the Company and other significant employees of the Company who are not also directors of the Company.

                                                  Current Positions                Principal Occupation for the
Name                                 Age            with Company                          Past Five Years
-------------------------          -------        -----------------                       ---------------
David W. Rowat                        45            Vice President and             From June 1999 to present, Vice
                                                  Chief Financial Officer          President, Finance and Chief
                                                                                   Financial Officer of the Company;
                                                                                   from April 1999 to June 1999, Vice
                                                                                   President, Finance and Business
                                                                                   Development of RTI; and from 1995 to
                                                                                   1999, founder and President of
                                                                                   Strategic Catalysts Inc.

Bruce McDonald                        33        Vice President, Operations         From December 1999 to present, Vice
                                                                                   President, Operations of the
                                                                                   Company; from 1996 to 1999, Director
                                                                                   of Customer and Technical Services
                                                                                   for Seanix Technology Inc
                                                                                   ("Seanix"); and from 1995 to 1996,
                                                                                   National Sales Manager for Seanix.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than 10% of the Company's Common Stock, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and greater-than-10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of these forms, the Company believes that all of the officers, directors and persons who own more than 10% of the Company's Common Stock have fully and timely reported to the Commission all of the information required by Section 16(a) for the fiscal year ended June 30, 2000, except as follows:

     Michael G. McLean was required to file a Form 4 to report his sale of shares in March 2000. Mr. McLean did not file a Form 4 reporting this transaction, which will be reported by Mr. McLean on a Form 5.

     W. Benjamin Catalano filed a Form 4 to report his sale of shares in March 2000; however the form was filed after it was due.

     Bruce Nelson did not file a Form 3 upon his becoming a director, which is reported by Mr. Nelson on a Form 5.

     Messrs. McLean, Macbeth, Catalano, Nelson and Rowat have filed or will file Form 5's to report grants of stock options made to them, although these Form 5's were or will be filed after their due dates.

ITEM 2.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth the compensation which we paid to Michael G. McLean, our Chief Executive Officer (the "named executive officer"), for the fiscal years ended June 30, 1998, 1999 and 2000. No other officer of the Company received a combined salary and bonus in excess of $100,000 during the last fiscal year. As we completed the merger with RTI on June 23, 1999, the information provided in the table includes information for our predecessor, RTI, for the period December 10, 1997 to June 23, 1999.

                                                        Annual                   Long-Term            All Other
                                                    Compensation               Compensation          Compensation
------------------------------------------------------------------------------------------------------------------
                                                                                Securities
Name & Principal                                                                Underlying
 Position                Fiscal Year(1)         Salary           Bonus            Options
------------------------------------------------------------------------------------------------------------------

Michael G. McLean              2000            $77,324(2)        $23,456              50,000            $    -0-
  CEO & President
                        ------------------------------------------------------------------------------------------
                               1999            $45,565(2)        $   -0-                   0            $151,274(3)
                        ------------------------------------------------------------------------------------------
                               1998            $26,176(2)        $   -0-                   0            $ 29,388(4)
                        ------------------------------------------------------------------------------------------

(1) For the twelve months ended June 30, 2000 ("fiscal 2000"), the twelve months ended June 30, 1999 ("fiscal 1999") and the period from December 10, 1997 to June 30, 1998 ("fiscal 1998").
(2) Includes fees paid to ST Technologies Inc., a company of which Mr. McLean is the sole owner, amounting to $11,122 for fiscal 2000, $2,926 for fiscal 1999 and $10,788 for fiscal 1998. Also includes Mr. McLean's share of consulting fees paid by the Company to Dromond, of which Mr. McLean owns 50%, amounting to $35,516 for fiscal 2000, $42,639 for fiscal 1999 and $15,388 for fiscal 1998.
(3) Includes the difference between the price paid by Mr. McLean in April, 1999 for shares of common stock of PCsupport.com, Inc. ("PCS"), the company which merged with RTI to form our Company and the then market price of these shares. See "Item 12. Certain Relationships and

     Related Transactions." Also includes $26,962 in common stock, representing Mr. McLean's 50% share of 63,440 shares of common stock in RTI issued on January 6, 1999 for services rendered to RTI (as adjusted to reflect the one-for-five exchange ratio in the merger with PCS).
(4) Represents Mr. McLean's share of the difference between the price paid by Dromond in January 1998 for 489,800 shares of common stock of RTI and the then market price.

Compensation of Directors

     We grant non-employee directors options to purchase 30,000 shares of Stock upon their initial election to the Board of Directors. The exercise price of these options is the market value of the Common Stock at the time the option is granted, and the options vest on a monthly basis over three years. Directors who are also officers of the Company receive no additional compensation for their services as directors. Except for the option grants to non-employee directors, none of our directors received any compensation for their services as directors during the last fiscal year. We compensate one of our directors for his services as a consultant. See "Item 12. Certain Relationships and Related Transactions - Consulting Agreement with Director."

1999 Stock Option Plan

     We adopted a stock option plan in July 1999 (the "1999 Plan"). The 1999 Plan authorizes the grant of stock options to our directors, officers, consultants and employees. Under the terms of the Plan, at no time may the number of shares subject to options result in:

(a) the number of shares reserved for issuance pursuant to stock options granted to insiders exceeding 15% of our issued and outstanding shares of Common Stock;

(b) the issuance to insiders, within a one-year period, of a number of shares exceeding 15% of our issued and outstanding shares of Common Stock; or

(c) the issuance to any one individual, within a one-year period, of a number of shares exceeding 5% of our issued and outstanding shares of Common Stock.

     The following table sets forth the grants of stock options to the named executive officer during our fiscal year ended June 30, 2000:

        Name              Number of Securities      % of Total Options/SARS      Exercise or      Expiration Date
                        Underlying Options/SARs     Granted to Employees in       Base Price
                                Granted                   Fiscal Year
-----------------------------------------------------------------------------------------------------------------
Michael G. McLean                50,000                        3.8%                  $1.00         July 2, 2004
-----------------------------------------------------------------------------------------------------------------

The following table sets forth information concerning the value of unexercised stock options held by the named executive officer as of June 30, 2000:

                                                             Number of Securities             Value of Unexercised
                            Shares                          Underlying Unexercised          In-the-Money Options at
                          Acquired on        Value        Options at Fiscal Year-End            Fiscal Year End
        Name               Exercise        Realized       Exercisable/Unexercisable        Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Michael G. McLean              0              0                  16,666/33,334                  $16,666/$33,334
-----------------------------------------------------------------------------------------------------------------------

Employment Agreements

     We have entered into an employment agreement with Michael G. McLean, our Chief Executive Officer, that commenced in March 2000. Under this agreement, Mr. McLean received an initial monthly salary of (Cdn.) $8,300 which increased to (Cdn.) $12,500 in April 2000. An annual cash bonus equal to up to 75% of the annual salary will be paid, based upon achieving performance standards that are agreed to by Mr. McLean and the Company. Either Mr. McLean or the Company may terminate the agreement at any time. If the Company terminates Mr. McLean's employment agreement without cause, the Company is required to pay him severance equal to a total of nine months salary plus one month for each year or partial year of his employment with the Company.

ITEM 3.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 17, 2000 by (i) each person who is known by us to own more than 5% of the outstanding Common Stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors as a group.

                                                                                                      Approximate Percent of
                                                             Amount and Nature of                          Ownership of
            Name and Address/1/                              Beneficial Ownership                         Common Stock/2/
Advanced Financial Services, Inc./3/                               576,029                                                5.3%
The Dromond Technologies Group, Inc./4/                            553,440                                                5.1%
CGTF, LLC/5/                                                      590,000/6/                                              5.3%
Richard and Laurie Kraniak/7/                                     600,000/8/                                              5.2%
M&J Investment Trust/9/                                           600,000/10/                                             5.2%
Michael G. McLean                                                 660,220/11/                                             6.0%
Steven W. Macbeth                                                 686,195/12/                                             6.2%
W. Benjamin Catalano                                               70,454/13/                                             0.6%
Bruce S. Nelson                                                     5,000/14/                                               0%
ICE Holdings                                                      595,000/15/                                             5.1%
All executive officers and directors as a                        1,749,394                                               15.6%
 group/16/

/1/ Unless otherwise indicated, the address of each person is c/o the Company at 3605 Gilmore Way, 3rd Floor, Burnaby, British Columbia, Canada V5G 4X5.

/2/ Includes 10,944,662 shares of Common Stock issued and outstanding plus the number of shares of Common Stock issuable pursuant to warrants and options that are currently exercisable, or exercisable by the beneficial owner listed in this table within 60 days.

/3/ Advanced Financial Services Inc. is located at P.O. Box 3340 Road Town,
    Tortola, British Virgin Islands.

/4/ The Dromond Technologies Group, Inc. is located at Suite 305, 2692
    Clearbrook Road, Abbotsford, British Columbia, Canada V2T 2Y8.

/5/ CGTF, LLC is located at 200 North Westlake Blvd., Suite 205, Westlake
    Village, California 91362.

/6/ Includes 240,000 shares issuable upon exercise of currently exercisable warrants.

/7/ The address of Mr. and Mrs. Kraniak is 3260 Wellington Court, West
    Bloomfield, Michigan 48324.

/8/ Consists of shares issuable upon exercise of currently exercisable warrants.

/9/ The address of M&J Investment Trust is 14 Woodbridge Road, Hingham,
    Massachusetts 02403.

/10/Consists of shares issuable upon exercise of currently exercisable warrants.

/11/Includes half of the 553,440 shares owned by Dromond, as to which Messrs.
    McLean and Macbeth have shared voting and investment power. Also includes 35,000 shares issuable pursuant to options that are currently exercisable, or exercisable within 60 days.

/12/Includes half of the 553,440 shares owned by Dromond, as to which Messrs.
    McLean and Macbeth have shared voting and investment power. Also includes 54,475 shares issuable pursuant to options that are currently exercisable, or exercisable within 60 days.

/13/Includes 15,000 shares issuable pursuant to options that are currently exercisable, or exercisable within 60 days.

/14/Includes 5,000 shares issuable pursuant to options that are currently exercisable, or exercisable within 60 days.

/15/Includes 250,000 shares issuable upon exercise of currently exercisable warrants.

/16/Includes 237,000 shares issuable pursuant to options are currently exercisable, or exercisable within 60 days. Also includes the 553,440 shares owned by Dromond, as to which Messrs. McLean and Macbeth have shared voting and investment power.

ITEM 4.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Private Placement of Common Shares

     The following current and former directors and officers of the Company participated in a private placement of common stock of PCS completed in April 1999 at a price of $0.01 per share as set forth below. This private placement was conducted before the completion of the merger of PCS and RTI (with issuance of the securities in this offering being subject to completion of the merger), at a time when the foregoing directors and officers were not directors and officers of PCS, but were directors and officers of RTI. A total of 3,222,255 shares were sold in the private placement. 1,500,000 of these shares were sold to directors and officers of RTI at a price of $0.01 per share, as detailed in the chart below. An additional 593,000 shares were sold at a price of $0.01 per share, 399,000 shares were sold at a price of $0.50 per share, and the remaining 730,255 shares were sold at a price of $1.00 per share to persons who were not affiliated with PCS or RTI.

                                                                                 Number of PCS
Name of Director or Officer                                                    Shares Acquired
----------------------------------------------------------------------------------------------
Michael G. McLean                                                                      362,500
----------------------------------------------------------------------------------------------
Steven W. Macbeth                                                                      362,500
----------------------------------------------------------------------------------------------
Alan Ackerman1                                                                         275,000
----------------------------------------------------------------------------------------------
David W. Rowat                                                                         200,000
----------------------------------------------------------------------------------------------
Gary Yurkovich2                                                                        300,000
----------------------------------------------------------------------------------------------
Total                                                                                1,500,000
----------------------------------------------------------------------------------------------

(1)  Mr. Ackerman resigned as a director on June 23, 1999
(2) Mr. Yurkovich's employment with us ended on June 28, 1999, and we repurchased 285,000 of these shares for $0.01 per share.

Stock Pooling and Escrow Agreement

     Pursuant to a Stock Pooling and Escrow Agreement, dated July 31, 1999 ("Pooling Agreement"), and amended on March 6, 2000, Messrs. McLean, Macbeth, Rowat, Rowlands and Ackerman and Dromond and Advanced have agreed to pool an aggregate of 2,179,429 shares of Common Stock and options and warrants to purchase 266,666 shares of Common Stock. These securities may not be sold or transferred until they are released from the pool. If Messrs. McLean, Macbeth or Rowat cease to participate on a full-time basis in our business, we have the option to repurchase certain of their shares at a price of $0.01 per share. This right of repurchase lapses as to a certain number of shares each month depending upon the individual, and lapses completely on January 1, 2002.

     The shares, options and warrants will be released from the pool in accordance with the following schedule:

                                     March 6, 2000             May 25, 2000           November 25, 2000          May 25,  2001
-------------------------------------------------------------------------------------------------------------------------
   Shares                              100,000                  500,000                   850,000                 729,429
-------------------------------------------------------------------------------------------------------------------------
   Options                                   0                  133,334                    66,666                  66,666
-------------------------------------------------------------------------------------------------------------------------

Consulting Agreement with Director

     We have engaged one of our directors, Bruce Nelson, to perform certain consulting services for us. Under the terms of this Agreement, we have paid Bruce Nelson $50,000 for the fiscal year ending June 30, 2000, and will pay Mr. Nelson $50,000 for each of the fiscal years ending in 2001 and 2002.

Transactions with ICE Holdings

     In March 2000, the Company entered into an agreement with ICE Holdings pursuant to which ICE agreed to provide certain investment banking services to the Company. In connection with this agreement, the Company reimbursed ICE Holdings for $40,000 of its legal and certain other out-of-pocket expenses and paid ICE Holdings a commission equal to 7.5% of the proceeds received by the Company from a private placement of 600,000 shares of Common Stock arranged by ICE Holdings at $2.125 per share. (ICE Holdings and its affiliates purchased 345,000 of the shares in the foregoing private placement.) The Company's agreement with ICE Holdings further provides for the issuance of two-year warrants to ICE Holdings to purchase up to 1,000,000 shares of Common Stock upon the achievement of certain specified financing milestones. In May 2000, the Company agreed to accelerate the issuance of a portion of these warrants, which were issued to an affiliate of ICE Holdings as follows:

     (a) warrants to purchase 125,000 shares at $4.50 per share;
     (b) warrants to purchase 62,500 shares at $3.38 per share; and
     (c) warrants to purchase 62,500 shares at $2.25 per share.

The Company also agreed to pay ICE Holdings a commission equal to 7.5% of the offering proceeds in connection with a subsequent private placement in which $2,025,000 of securities have been sold to date. In addition, pursuant to this private placement, an additional 250,000 warrants will be issued to ICE Holdings at an exercise price to be determined.

                              PCSUPPORT.COM, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     PCSUPPORT.COM, INC.
                                                     (Registrant)

Date:  October 30, 2000                      By      /s/  Michael G. McLean
                                                ------------------------------
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-KSB/A has been signed below on this 30th day of October, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                               Title                          Date
--------------------------------------   -----------------------------------   ---------------------
  /s/  Michael G. McLean                 Chairman of the Board, President      October 30, 2000
--------------------------------------   and Chief Executive Officer
Michael G. McLean

  /s/  Steven W. Macbeth                 Director                              October 30, 2000
--------------------------------------
Steven W. Macbeth

  /s/  W. Benjamin Catalano              Director                              October 30, 2000
--------------------------------------
W. Benjamin Catalano

  /s/  Bruce S. Nelson                   Director                              October 30, 2000
--------------------------------------
Bruce S. Nelson

  /s/  David W. Rowat                    Vice President and Chief Financial    October 30, 2000
--------------------------------------   Officer, (Principal Accounting
David W. Rowat                           Officer)