Form 10QSB
period 2000-09-30
PCSUPPORT COM INC
filed 2000-11-16
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

         Suite 300, 3605 Gilmore Way                                               V5G 4X5
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

YES [X]  NO [_]

There were 11,924,662 shares of the Company's common stock outstanding on November 9, 2000.

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                               TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS..................................    1

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS..................    9

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS.....................................   11

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.............   11

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................   12

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   12

     ITEM 5 - OTHER INFORMATION.....................................   12

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................   12

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                                                                      September 30,      June 30,
                                                                           2000           2000
                                                                       ------------    -----------
                                                                       (unaudited)
                     Assets
Current assets:
  Cash and cash equivalents                                            $  3,196,534    $ 5,149,290
  Trade receivables                                                          79,661              -
  Other receivables                                                          40,624         89,933
  Prepaid expenses                                                          244,512        257,625
  Deposits                                                                   70,213        189,348
                                                                       ------------    -----------
   Total current assets                                                   3,631,544      5,686,196

Property and equipment (note 3)                                             813,659        411,817
Deferred acquisition costs (note 4)                                         370,000         25,000
Intangible assets (note 3)                                                  288,443          7,052
                                                                       ------------    -----------
                                                                       $  5,103,646    $ 6,130,065
                                                                       ============    ===========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                             $  1,259,700    $   657,050
  Deferred revenue                                                           23,323              -
                                                                       ------------    -----------
   Total current liabilities                                              1,283,023        657,050

Stockholders' equity (note 5):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   issued 10,844,662 shares at September 30, 2000 and 10,477,662
   shares at June 30, 2000                                                   10,795         10,478
  Additional paid-in capital                                             14,323,478     13,765,041
  Deferred stock compensation                                              (495,338)      (387,563)
  Deficit accumulated during the development stage                      (10,018,312)    (7,914,941)
                                                                       ------------    -----------
    Total stockholders' equity                                            3,820,623      5,473,015
                                                                       ------------    -----------
                                                                       $  5,103,646    $ 6,130,065
                                                                       ============    ===========

Commitments and contingencies (note 6)
Subsequent event (note 7)

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                                              Period from
                                                                           December 10, 1997
                                                      Three months ended     (inception) to
                                                          September 30,       September 30,
                                                       2000          1999           2000
                                                       (unaudited)              (unaudited)
                                                  -----------    ----------    ------------
Revenue:
  License fees                                    $     2,326    $      706    $      2,666
  Services and other                                   96,223             -         125,464
                                                  -----------    ----------    ------------
                                                       98,549           706         128,130

Costs and expenses:
  Cost of license fees and services                   378,465           710         575,717
  Development costs                                   294,075       221,054       1,237,794
  Marketing and promotion                             954,080       164,548       2,611,736
  General and administrative                          628,818       171,019       2,113,191
  Stock-based compensation expense                     58,979       113,688         957,416
                                                  -----------    ----------    ------------
                                                    2,314,417       671,019       7,495,854
                                                  -----------    ----------    ------------
Loss from operations                               (2,215,868)     (670,313)     (7,367,724)

Interest income (expense), net                        112,497         7,853      (2,650,588)
                                                  -----------    ----------    ------------
Loss for the period                               $(2,103,371)   $ (662,460)   $(10,018,312)
                                                  ===========    ==========    ============
Net loss per common share, basic and diluted           $(0.21)       $(0.11)         $(2.40)
                                                  ===========    ==========    ============

Weighted average common shares outstanding,
 basic and diluted                                 10,243,803     6,029,969       4,176,722
                                                  ===========    ==========    ============

See accompanying notes to interim consolidated financial statements.3

                      PCSUPPORT.COM, INC. and subsidiary
                       (A Development Stage Enterprise)
            Interim Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                     Three months ended September 30, 2000
         Period from December 10, 1997 (inception) September 30, 2000

                                                                                           Common Shares
                                                                                     -----------------------------
                                                                                         Shares            Amount
                                                                                    --------------    ------------
Balance, December 10, 1997 (inception)                                                      200       $        -
Issuance of common stock for services in January, valued at $.13 per share              489,800               490
Sale of common stock in January, $0.13 per share                                        510,000               510
Net loss                                                                                     -                 -
                                                                                   ------------     -------------
Balance, June 30, 1998                                                                1,000,000             1,000
Fair value of common stock purchase warrants granted to creditor                             -                 -
Sale of common stock in January, approximately $.85 per share, net of                   291,838               292
   issuance costs of $131,708
Issuance of common stock for services in January and May, valued at                      52,848                53
   approximately $.85 per share
Conversion of note payable to common stock                                               66,029                66
Issuance of common stock for services in January                                         63,440                63
Issuance of common stock for services in April                                        1,500,000             1,500
Amortization of deferred stock compensation                                                  -                 -
Issuance of common stock for acquisition in June, net of acquisition costs of         3,033,014             3,033
   $46,753 (note 3)
Treasury stock repurchased by Company in June, not cancelled                           (285,000)               -
Net loss                                                                                     -                 -
                                                                                   ------------     -------------
Balance, June 30, 1999                                                                5,722,169             6,007
Exercise of warrants in July, 1999                                                       68,400                69
Shares issued in exchange for service                                                     4,160                 4
Fair value of options issued to employees and consultants                                    -                 -
Conversion of notes payable in January, net of $5,803 in cash financing costs           350,000               350
   (note 6(a)(i))
Fully paid warrants issued as financing compensation cost (note 6(a)(ii))                    -                 -
Beneficial conversion feature of notes payable issued in February (note                      -                 -
   6(a)(ii))
Amortization of deferred stock compensation                                                  -                 -
Sale of units in March and April, $2.00 per unit, net of $38,820 in cash                666,000               666
   financing costs
Sale of common stock in March, $2.00 per share, net of $36,222 in cash                2,054,000             2,054
   financing costs
Exercise of warrants in March for cash                                                  140,600               141
Sale of common stock in April, $2.00 per share                                           34,000                34
Sale of common stock in April, $2.125 per share, net of $175,694 in cash                645,000               645
   financing costs
Conversion of promissory notes payable in May (note 6(a)(ii))                           508,333               508
Net loss                                                                                     -                 -
                                                                                   ------------     -------------
Balance, June 30, 2000                                                               10,192,662     $      10,478
Issuance of common stock for acquisition of license (note 5(b))                         100,000               100
Issuance of common shares under subscription (note 5(b))                                 50,000                50
Less: note receivable for common shares subscription                                         -                (50)
Exercise of stock options in September                                                   17,000                17
Issuance of common stock for acquisition (note 3)                                       100,000               100
Issuance of contingent common shares (note 3)                                           100,000               100
Fair value of options issued employees and consultants                                       -                 -
Adjustment to deferred stock compensation due to cancellations                               -                 -
Amortization of deferred stock compensation                                                  -                 -
Net loss                                                                                     -                 -
                                                                                   ------------     -------------
Balance, September 30, 2000                                                          10,559,662     $      10,795

                                                                                     Additional        Deferred
                                                                                       Paid-in           Stock
                                                                                       Capital        Compensation
                                                                                  -------------     --------------
Balance, December 10, 1997 (inception)                                            $          -      $          -
Issuance of common stock for services in January, valued at $.13 per share               65,157                -
Sale of common stock in January, $0.13 per share                                         67,642                -
Net loss                                                                                     -                 -
                                                                                  -------------     -------------
Balance, June 30, 1998                                                                  132,799                -
Fair value of common stock purchase warrants granted to creditor                          8,407                -
Sale of common stock in January, approximately $.85 per share, net of                   116,062                -
   issuance costs of $131,708
Issuance of common stock for services in January and May, valued at                      45,101                -
   approximately $.85 per share
Conversion of note payable to common stock                                              109,977                -
Issuance of common stock for services in January                                         53,861                -
Issuance of common stock for services in April                                          777,620          (392,356)
Amortization of deferred stock compensation                                                  -             45,247
Issuance of common stock for acquisition in June, net of acquisition costs of           886,155                -
   $46,753 (note 3)
Treasury stock repurchased by Company in June, not cancelled                           (148,200)          148,200
Net loss                                                                                     -                 -
                                                                                  -------------     -------------
Balance, June 30, 1999                                                                1,981,782          (198,909)
Exercise of warrants in July, 1999                                                       58,197                -
Shares issued in exchange for service                                                     6,504                -
Fair value of options issued to employees and consultants                               600,900          (600,900)
Conversion of notes payable in January, net of $5,803 in cash financing costs           494,747                -
   (note 6(a)(i))
Fully paid warrants issued as financing compensation cost (note 6(a)(ii))             1,794,000        (1,794,000)
Beneficial conversion feature of notes payable issued in February (note               1,000,000                -
   6(a)(ii))
Amortization of deferred stock compensation                                                  -          2,206,246
Sale of units in March and April, $2.00 per unit, net of $38,820 in cash              1,292,514                -
   financing costs
Sale of common stock in March, $2.00 per share, net of $36,222 in cash                4,069,724                -
   financing costs
Exercise of warrants in March for cash                                                  188,263                -
Sale of common stock in April, $2.00 per share                                           67,966                -
Sale of common stock in April, $2.125 per share, net of $175,694 in cash              1,194,286                -
   financing costs
Conversion of promissory notes payable in May (note 6(a)(ii))                         1,016,158                -
Net loss                                                                                     -                 -
                                                                                  -------------     -------------
Balance, June 30, 2000                                                            $  13,765,041     $    (387,563)
Issuance of common stock for acquisition of license (note 5(b))                         174,900                -
Issuance of common shares under subscription (note 5(b))                                261,750                -
Less: note receivable for common shares subscription                                   (261,750)               -
Exercise of stock options in September                                                   16,983                -
Issuance of common stock for acquisition (note 3)                                       199,900                -
Issuance of contingent common shares (note 3)                                           199,900          (200,000)
Fair value of options issued employees and consultants                                   25,000           (25,000)
Adjustment to deferred stock compensation due to cancellations                          (58,246)           58,246
Amortization of deferred stock compensation                                                  -             58,979
Net loss                                                                                     -                 -
                                                                                  -------------     -------------
Balance, September 30, 2000                                                       $  14,323,478     $    (495,338)

                                                                                      Deficit
                                                                                    Accumulated
                                                                                       During           Total
                                                                                    Development     Stockholders'
                                                                                       Stage          Equity
                                                                                   -------------    -------------
Balance, December 10, 1997 (inception)                                             $        -       $       -
Issuance of common stock for services in January, valued at $.13 per share                  -           65,647
Sale of common stock in January, $0.13 per share                                            -           68,152
Net loss                                                                              (182,294)       (182,294)
                                                                                   ------------     -----------
Balance, June 30, 1998                                                                (182,294)        (48,495)
Fair value of common stock purchase warrants granted to creditor                            -            8,407
Sale of common stock in January, approximately $.85 per share, net of                       -          116,354
   issuance costs of $131,708
Issuance of common stock for services in January and May, valued at                         -           45,154
   approximately $.85 per share
Conversion of note payable to common stock                                                  -          110,043
Issuance of common stock for services in January                                            -           53,924
Issuance of common stock for services in April                                              -          386,764
Amortization of deferred stock compensation                                                 -           45,247
Issuance of common stock for acquisition in June, net of acquisition costs of               -          889,188
   $46,753 (note 3)
Treasury stock repurchased by Company in June, not cancelled                                -               -
Net loss                                                                              (767,202)       (767,202)
                                                                                   ------------     -----------
Balance, June 30, 1999                                                                (949,496)        839,384
Exercise of warrants in July, 1999                                                          -           58,266
Shares issued in exchange for service                                                       -            6,508
Fair value of options issued to employees and consultants                                   -               -
Conversion of notes payable in January, net of $5,803 in cash financing costs               -          495,097
   (note 6(a)(i))
Fully paid warrants issued as financing compensation cost (note 6(a)(ii))                   -               -
Beneficial conversion feature of notes payable issued in February (note                     -        1,000,000
   6(a)(ii))
Amortization of deferred stock compensation                                                 -        2,206,246
Sale of units in March and April, $2.00 per unit, net of $38,820 in cash                    -        1,293,180
   financing costs
Sale of common stock in March, $2.00 per share, net of $36,222 in cash                      -        4,071,778
   financing costs
Exercise of warrants in March for cash                                                      -          188,404
Sale of common stock in April, $2.00 per share                                              -           68,000
Sale of common stock in April, $2.125 per share, net of $175,694 in cash                    -        1,194,931
   financing costs
Conversion of promissory notes payable in May (note 6(a)(ii))                               -        1,016,666
Net loss                                                                            (6,965,445)     (6,965,445)
                                                                                   ------------     ----------
Balance, June 30, 2000                                                             $(7,914,941)     $5,473,015
Issuance of common stock for acquisition of license (note 5(b))                             -          175,000
Issuance of common shares under subscription (note 5(b))                                    -          261,800
Less: note receivable for common shares subscription                                        -         (261,800)
Exercise of stock options in September                                                      -           17,000
Issuance of common stock for acquisition (note 3)                                           -          200,000
Issuance of contingent common shares (note 3)                                               -               -
Fair value of options issued employees and consultants                                      -               -
Adjustment to deferred stock compensation due to cancellations                              -               -
Amortization of deferred stock compensation                                                 -           58,979
Net loss                                                                            (2,103,371)     (2,103,371)
                                                                                   ------------     ----------
Balance, September 30, 2000                                                        $(10,018,312)    $3,820,623

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                                                                               Period from
                                                                                                            December 10, 1997
                                                                                     Three months ended      (inception) to
                                                                                         September 30,        September 30,
                                                                                       2000        1999            2000
                                                                                   -----------   ---------  -----------------
                                                                                           (unaudited)         (unaudited)
Cash flows from operating activities:
 Loss for the period                                                               $(2,103,371)   $(662,460)   $(10,018,312)
 Items not affecting cash:
  Depreciation and amortization                                                         58,649        9,649         173,576
  Common stock issued in exchange for services                                               -       39,492         513,099
  Deemed discount amortization on promissory note                                            -            -       1,000,000
  Amortization of deferred stock compensation                                           58,979       74,226       2,310,472
  Discount on notes payable                                                                  -            -           8,407
  Loss on debt extinguishment and other                                                      -            -          17,566
 Changes in operating assets and liabilities:
  Trade receivables                                                                    (79,661)           -         (79,661)
  Other receivables                                                                     49,309      (35,511)        (40,624)
  Prepaid expenses                                                                      13,113       31,097        (244,512)
  Deposits                                                                             119,135       24,899         (70,213)
  Accounts payable and accrued liabilities                                             602,650       21,220       1,259,700
  Deferred revenue                                                                      23,323            -          23,323
                                                                                   -----------    ---------    ------------
   Net cash used in operating activities                                            (1,257,874)    (497,388)     (5,147,179)
                                                                                   -----------    ---------    ------------

Cash flows from investing activities:
 Purchase of property and equipment                                                   (192,882)    (100,917)       (716,615)
 Deferred acquisition and acquisition cash costs                                      (419,000)           -        (444,000)
 Purchase of intangible asset                                                         (100,000)           -        (110,063)
                                                                                   -----------    ---------    ------------
   Net cash used in investing activities                                              (711,882)    (100,917)     (1,270,678)
                                                                                   -----------    ---------    ------------

Cash flows from financing activities:
 Proceeds from issuance of notes payable                                                     -            -         110,043
 Proceeds from issuance of bridge loan                                                       -            -          17,088
 Repayment of bridge loan                                                                    -            -         (17,088)
 Cash acquired in acquisition                                                                -            -         888,932
 Cash costs of conversion of debt to equity                                                  -            -          (5,803)
 Proceeds from promissory notes                                                              -            -       1,500,000
 Proceeds from exercise of stock options                                                17,000            -          17,000
 Proceeds from exercise of share purchase warrants                                           -       58,266         246,670
 Net proceeds from sale of common stock                                                      -            -       6,857,549
                                                                                   -----------    ---------    ------------
   Net cash provided by financing activities                                            17,000       58,266       9,614,391
                                                                                   -----------    ---------    ------------

Net increase (decrease) in cash and cash equivalents                                (1,952,756)    (540,039)      3,196,534

Cash and cash equivalents at beginning of period                                     5,149,290      795,809               -
                                                                                   -----------    ---------    ------------
Cash and cash equivalents at end of period                                         $ 3,196,534    $ 255,770    $  3,196,534
                                                                                   ===========    =========    ============

Supplemental disclosure
    Cash paid for interest                                                         $     1,000            -    $      8,200
                                                                          Non-cash activities:
 Notes payable and promissory notes
  converted into common stock                                                      $         -    $       -    $  1,626,709
 Deferred stock compensation                                                           166,754       74,226       2,954,010
 Treasury stock acquired                                                                     -            -             285
 Discount on notes payable and promissory notes                                              -            -       1,008,407
 Common stock issued for intangibles                                                   175,000            -         175,000
 Common stock issued on acquisition                                                    200,000            -         200,000
 Common stock issued for services                                                            -            -         558,346
See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                     Three months ended September 30, 2000
        Period from December 10, 1997 (inception) to September 30, 2000
--------------------------------------------------------------------------------
1.  Nature of development stage activities:

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

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost-effective third party license service supply agreements. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist or continue to exist. As of September 30, 2000, the Company is considered to be in the development stage as the Company has not generated significant revenues and is continuing to develop its business. Operations have primarily been financed through the issuance of equity instruments and debt. The Company does not have sufficient working capital to sustain operations until September 30, 2001. The Company has contracted with third parties to assist them in securing funds through additional debt or equity financings. Such financings may not be available or may not be available on reasonable terms.


2.  Basis of presentation:

    (a) These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Reconnaissance International Ltd., and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2000, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 2
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                     Three months ended September 30, 2000
        Period from December 10, 1997 (inception) to September 30, 2000
--------------------------------------------------------------------------------
2.  Basis of presentation (continued):

    (c)  Net loss per share:

         Basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Excluded from the weighted average number of common stock outstanding are 100,000 shares held in trust which are contingently returnable to the Company (note 3). Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

         Excluded from the computation of diluted loss per share for the periods ended September 30, 2000 are warrants to purchase 2,965,838 (September 30, 1999 - 243,438) shares of common stock and options to purchase 1,232,036 (September 30, 1999 - 527,950) shares of common stock because their effects would be anti-dilutive.


3.  Acquisition:

         On September 15, 2000, the Company acquired substantially all of the assets of Tavisco Ltd., a producer of anti-virus services and products. The purchase price for Tavisco Ltd.'s assets consisted of 100,000 shares of common stock valued at $200,000 and a cash payment of $50,000 and other related acquisition costs of $24,000. The total purchase price of $274,000, including estimated acquisition costs, is allocated to the assets acquired based upon their relative fair values as follows:

                           Software                                          $252,000
                           Licenses, patents and other                         22,000
                           intangibles                                       --------
                                                                             $274,000
                                                                             --------
                           Consideration
                           Cash                                              $ 74,000
                           Common shares                                      200,000
                                                                             --------
                                                                             $274,000
                                                                             --------

         The common shares issued have been recorded at their market value at June 12, 2000, the date when the terms of the acquisition were publicly announced. Under the terms of the acquisition, an additional 100,000 common shares have been issued to Tavisco Ltd. The shares are subject to cancellation under circumstances related to continued employment of former Tavisco employees with the Company. The issuance of these shares have been recorded as deferred stock compensation and amortized over the relative service period.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 3
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                     Three months ended September 30, 2000
        Period from December 10, 1997 (inception) to September 30, 2000
--------------------------------------------------------------------------------
3. Acquisition (continued):

         The following table reflects unaudited pro-forma information which combines the operations of Tavisco Ltd. and the Company for the three months ending September 30, 2000 and 1999, and for the period from December 10, 1997 (inception) to September 30, 2000, as if the acquisition had taken place at the beginning of these periods. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect for the periods presented, and is not intended to be a projection of future results or trends.

                                                     Three months ended           Three months ended        Period from December 10,
                                                     September 30, 2000           September 30, 1999          1997 (inception) to
                                                                                                               September 30, 2000
Revenue                                                    $    98,549                    $     706                 $    128,130
Net loss for the period                                    $(2,136,703)                   $(695,792)                $(10,290,478)
Net loss per common share, basic and diluted               $     (0.21)                   $   (0.12)                $      (2.41)

4.   Deferred acquisition costs:

         Deferred acquisition costs is comprised of cash advances to MyHelpDesk, Inc. ("MHD") with whom the Company signed a Letter of Intent on September 7, 2000 to acquire all of the assets and assume certain liabilities in exchange for 1,250,000 common shares of the Company and a further 250,000 common shares one year after closing. MHD is a development stage company that provides web-based computer support services. The Company is committed to assuming the ongoing costs of maintaining the business of MHD effective September 1, 2000 to the closing or cancellation to a maximum of $100,000 per week. If the Company cancels the transaction, all funding will convert to a senior debenture bearing interest at 1% per month.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Notes to Interim Consolidated Financial Statements, page 3
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                     Three months ended September 30, 2000
        Period from December 10, 1997 (inception) to September 30, 2000
--------------------------------------------------------------------------------
5.  Stockholders' equity:

    (a)  Stock options and stock-based compensation:

         During the three months ended September 30, 2000, the Company granted 85,500 stock options with exercise prices ranging from $1.95 to $3.44 and having a vesting period ranging from immediate up to 36 months. Stock compensation expense for the three months ended September 30, 2000 totaling $58,979 (1999 - $113,688) would be allocated $16,265
         (1999 - $4,167) to Development costs, $13,172 (1999 - $62,265) to
         Marketing and promotion costs, and $29,542 (1999 - $47,256) to General and administrative costs.

    (b)  Shares:

         The Company issued 100,000 common shares valued at $175,000 and paid $100,000 in cash in exchange for a license to use specific on line support technology. The Company is required to issue warrants for each incremental 100,000 licenses sold to users over 400,000 licenses. These warrants will entitle the holder for a period of five years to purchase shares of the Company at the stated prices.

         In August 2000, the Company issued 50,000 common shares and received as consideration a note receivable in the amount of $261,800. This note bears interest at 6.62% per annum payable at the end of each year and is payable in full on July 25, 2005.


6.  Commitments and contingencies:

         Subsequent to September 30, 2000, the Company entered into a sublease of one of its office premises. Under the terms of the agreement, the lessee has operating lease commitments to the Company equal to the Company's own commitments in the following annual amounts:

                  2001       $121,500
                  2002        125,076
                  2003         20,846

7.  Subsequent event:

         Subsequent to September 30, 2000, the Company completed a private placement for the subscription of 1,350,000 common shares at a price per share of $1.50. Proceeds, net of commissions paid, of $1,822,500 were received by the Company at closing. The Company has agreed to issue 250,000 warrants as compensation for arranging the financing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     All statements, other that statements of historical fact, included in this Form 10-QSB involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the need to raise additional capital, uncertain markets for our products and services, our dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies that we use for the PC Support Center or develop or license other functionally equivalent technologies.

     Overview

     PCsupport.com, Inc. is a provider of eSupport solutions for businesses and consumers. The Company specializes in providing online, proactive, and user-focused technical support services to personal computer users worldwide. The Company's PC Support Center offers a comprehensive eSupport solution which is designed to reduce technical support costs and increase user satisfaction. The Company provides eSupport solutions to businesses which have an obligation to provide technical support to their employees or customers, and to consumers through various marketing channels.

     Revenue

     License fee revenue increased by $1,620 in the current period over the three months ended September 30, 1999, primarily due to the introduction of a user fee in July 2000 for use of the PC Support Center which was launched in October 1999. Service and other revenue was primarily earned from the development of a privately-branded support gateway. One customer accounted for 94% of the revenue recorded in the period. The Company expects the number of subscribers to the PC Support Center and branded portal revenue to increase rapidly over the next year.

     Cost of License Fees and Services

     Cost of license fees and services consists of direct labor and related costs associated with maintaining the PC Support Center, including payments to third parties, and costs of license fees under technology license agreements. Cost of license fees and services increased by $377,755 over the three months ended September 30, 1999 due to the increase in personnel required to maintain the PC Support Center, outsourcing agreements with third parties to provide technical support and recently acquired technology licenses. The Company had anticipated that there would be a significant lag between incurring the expenses to support the PC Support Center and generating potential significant revenues from these expenditures.

     Development Costs

     Development costs consist primarily of payroll and related expenses for research and development personnel. Development costs for the period increased by $73,021 over the three months ended September 30, 1999 primarily due to an increase in research and development personnel. The Company's primary research and development effort will be to continue to add features to the PC Support Center and to release subsequent versions during the next year. Due to the constantly evolving nature of the Internet and related technologies, the Company will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the PC Support Center.

     Marketing and Promotion

     Marketing and promotion consists primarily of payments to third parties for web portal advertising and payroll and related expenses for marketing personnel. Marketing and promotion expenses increased by $789,532 over the three months ended September 30, 1999 largely due to commitments under co-branding and advertising agreements, and to a lesser extent due to an increase in the number of marketing personnel. The Company plans to increase marketing efforts for its services through direct and indirect channels, including PC manufacturers, OEMS, computer service companies and direct sales.

     General and Administrative

     General and administrative consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expenses increased by $457,799 in the current quarter over the three months ended September 30, 1999. This increase was primarily due to an increase in the number of administrative personnel and an increase in legal, accounting and other consulting costs incurred in connection with the expansion of business activities and the Company's operations as a public company.

     Stock-based Compensation Expense

     Stock-based compensation expense relates to the issuance of stock options and other equity instruments to employees, directors and consultants for services. The Company recorded stock compensation expense of $58,979 during the current quarter as compared to $113,688 in the three months ending September 30, 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred stock compensation as at September 30, 2000 is being amortized over the vesting periods of the options.

     Interest Income (expense), Net

     Interest income (expense), net includes interest income from cash and cash equivalents offset by interest expense. Interest income (expense) was $112,497 for the three months ended September 30, 2000 as compared to $7,853 for the three months ending September 30, 1999. The increase is primarily due to interest earned on investment funds derived from recent financings.

     Liquidity and Capital Resources

     Net cash used in operations was $1,257,874 for the three months ended September 30, 2000 compared to $497,388 for the same period in the prior year. Net cash used in operations in the period was largely the result of net losses partially offset by a reduction in prepaid expenses and deposits and an increase in accounts payable and accrued liabilities. Net cash used in investing activities was $711,882 for the current quarter as compared to $100,917 for the three months ended September 30, 1999. The increase was primarily the cash costs of acquisition and deferred acquisition costs and investment in equipment and licenses during the period. Net cash provided by financing activities was $17,000 in the current quarter as compared to $58,266 in the three months ended September 30, 1999. The significant change in the current quarter is due to the exercising of stock options for shares of the Company.

     The Company had working capital of $2,348,521 as of September 30, 2000. Subsequent to September 30, 2000, the Company completed a private placement for the subscription of 1,350,000 common shares for net proceeds totaling $1,822,500 after payment of commissions. As of September 30, 2000, the Company's principal commitments consisted of obligations under advertising and co-branding agreements and operating leases. These commitments, together with the funding of anticipated operating losses, will require working capital in excess of the Company's current cash reserves.

     The Company has asserted that Alta Vista is in default in its advertising and co-branding agreements with the Company and has declined to make certain payments to Alta Vista. Alta Vista, in turn, has advised the Company that it is in breach of these agreements. The Company is seeking to restructure its agreements and resolve its outstanding disputes with Alta Vista. There can be no assurance, however, that the Company will be successful in doing so or that the Company may become subject to litigation in which it could incur significant legal expenses and become liable to Alta Vista for substantial damages.

     In September 2000, the Company entered into a letter of intent to acquire all of the assets and certain of the liabilities of MyHelpDesk, Inc., and this transaction is expected to close in November 2000. Under the terms of the letter of intent, the Company has been funding a portion of MyHelpDesk's negative cash flow pending the closing. The Company anticipates that it will also be required to provide working capital funding for the MyHelpDesk operations after it acquires this business.

     The Company anticipates funding its working capital requirements through proceeds from private placements together with future revenues generated from customers. The Company does not currently have any further commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all. Furthermore, if the Company raises additional working capital through the sale of equity securities, its shareholders will experience dilution. If the Company is unable to secure additional financing when needed and its revenues are inadequate to provide the necessary working capital, it may be required to slow down or suspend its growth or reduce the scope of its then current level of business operations, any of which would have a material adverse effect on the Company's competitive position.


                          PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

            None.

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2000, the Company made the following sales of unregistered securities:

     a. In August 2000, the Company issued 50,000 shares of common stock to an affiliate of its public relations firm, receiving as consideration a note receivable in the amount of $261,800. This note bears interest at 6.62% per annum payable, which is due at the end of each year. The principal balance is due in full on July 25, 2005.

     b. In September 2000, the Company issued 200,000 shares of common stock to Tavisco Ltd. (with up to 100,000 of these shares subject to cancellation under certain circumstances related to continued employment of certain former employees of Tavisco Ltd.) to acquire substantially all of the assets of that company, which is a producer of anti-virus services and products.

     c. In September 2000, the Company issued 17,000 shares of common stock to one individual pursuant to the exercise of outstanding stock options at the exercise price of $1.00 per share.

     The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering .

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

     ITEM 5 - OTHER INFORMATION

            None.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

     b. Reports on Form 8-K: During the three months ending September 30, 2000, the Company filed one Form 8-K containing one Item 5 (Other Events) and Item 7 (Financial Statements, Proforma Financial Information and Exhibits) with a report date of September 7, 2000.

     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PCSUPPORT.COM, INC.


     Date: November 16, 2000        By:    /s/ Michael G. McLean
                                       --------------------------------------
                                               Michael G. McLean
                                       President and Chief Executive Officer

     Date: November 16, 2000        By:    /s/ David W. Rowat
                                       --------------------------------------
                                               David W. Rowat
                                         Vice President and Chief
                                            Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number           Description
------           -----------
10.1             Promissory Note dated as of July 25, 2000 between the Company and Coffin Partners, LLC Series C

10.2             Subscription Agreement dated as of July 25, 2000 between the
                 Company and Coffin Partners, LLC Series C

27               Financial Data Schedule