Form 10QSB
period 2000-12-31
PCSUPPORT COM INC
filed 2001-02-14
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

There were 15,786,662 shares of the Company's common stock outstanding on February 13, 2001.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                               TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION
          ITEM 1 - FINANCIAL STATEMENTS.................................   1

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS.................  11

PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS....................................  14

          ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............  14

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................  14

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  14

          ITEM 5 - OTHER INFORMATION....................................  14

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................  15

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                                                                    December 31,    June 30,
                                                                        2000          2000
                                                                    ------------   -----------
                                                                     (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                         $  1,780,065   $ 5,149,290
  Trade receivables                                                      482,629             -
  Other receivables                                                       20,074        89,933
  Prepaid expenses                                                       184,724       257,625
  Deposits                                                                65,111       189,348
                                                                    ------------   -----------

   Total current assets                                                2,532,603     5,686,196

Property and equipment (note 3)                                          944,948       411,817
Deferred acquisition and finance costs                                     7,756        25,000
Intangible assets (notes 3 and 4)                                      3,415,278         7,052
                                                                    ------------   -----------

                                                                    $  6,900,585   $ 6,130,065
                                                                    ============   ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                          $    710,514   $   657,050
  Deferred revenue                                                       157,372             -
                                                                    ------------   -----------

   Total current liabilities                                             867,886       657,050

Stockholders' equity (note 5):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   issued 13,171,662 shares at December 31, 2000 and 10,477,662
   shares at June 30, 2000                                                13,122        10,478
  Contingent common stock to be issued (note 3(b))                       625,000             -
  Additional paid-in capital                                          17,116,344    13,765,041
  Deferred stock compensation                                            (83,952)     (387,563)
  Deficit                                                            (11,637,815)   (7,914,941)
                                                                    ------------   -----------

   Total stockholders' equity                                          6,032,699     5,473,015
                                                                    ------------   -----------

                                                                    $  6,900,585   $ 6,130,065
                                                                    ============   ===========

Commitments and contingencies (note 6)
Subsequent events (note 7)

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                            Six months ended         Three months ended
                                                              December 31,               December 31,
                                                              2000          1999          2000         1999
                                                       -----------   -----------   -----------   ----------
                                                               (unaudited)                 (unaudited)

Revenue:
  License fees                                         $    29,580   $     2,320   $    27,254   $    1,614
  Services and other                                       399,649             -       303,426            -
                                                       -----------   -----------   -----------   ----------
                                                           429,229         2,320       330,680        1,614

Costs and expenses:
  Cost of license fees and services                        796,151         2,132       417,686        1,422
  Development costs                                        677,853       372,619       383,778      151,565
  Marketing and promotion                                1,315,512       258,147       361,432       93,599
  General and administrative                             1,342,933       488,733       714,115      317,684
  Stock-based compensation expense                         177,751       252,611       118,772      138,953
                                                       -----------   -----------   -----------   ----------
                                                         4,310,200     1,374,242     1,995,783      703,223
                                                       -----------   -----------   -----------   ----------

Loss from operations                                    (3,880,971)   (1,371,922)   (1,665,103)    (701,609)

Interest income, net                                       158,097         7,984        45,600          131
                                                       -----------   -----------   -----------   ----------

Loss for the period                                    $(3,722,874)  $(1,363,938)  $(1,619,503)  $ (701,478)
                                                       ===========   ===========   ===========   ==========

Net loss per common share, basic and diluted                $(0.34)       $(0.23)       $(0.14)      $(0.12)
                                                       ===========   ===========   ===========   ==========

Weighted average common shares outstanding,
 basic and diluted                                      10,860,358     6,052,770    11,502,999    6,075,569
                                                       ===========   ===========   ===========   ==========

See accompanying notes to interim consolidated financial statements.3

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

            Interim Consolidated Statements of Stockholders' Equity
                          (Expressed in U.S. Dollars)

  Six months ended December 31, 2000 (unaudited) and year ended June 30, 2000

                                                                                Common Shares       Contingent Stock
                                                                              Shares      Amount      To be Issued
                                                                          -------------------------------------------
Balance, June 30, 1999                                                       5,722,169    $ 6,007   $              -

Exercise of warrants in July, 1999                                              68,400         69                  -
Shares issued in exchange for service                                            4,160          4                  -
Fair value of options issued to employees and consultants                            -          -                  -
Conversion of notes payable in January, net of $5,803 in cash financing
 costs                                                                         350,000        350                  -
Fully paid warrants issued as financing compensation cost                            -          -                  -
Beneficial conversion feature of notes payable issued in February                    -          -                  -
Amortization of deferred stock compensation                                          -          -                  -
Sale of units in March and April, $2.00 per unit, net of $38,820 in cash
 financing costs                                                               666,000        666                  -
Sale of common stock in March, $2.00 per share, net of $36,222 in cash
 financing costs                                                             2,054,000      2,054                  -
Exercise of warrants in March for cash                                         140,600        141                  -
Sale of common stock in April, $2.00 per share                                  34,000         34                  -
Sale of common stock in April, $2.125 per share, net of $175,694 in cash
 financing costs                                                               645,000        645                  -
Conversion of promissory notes payable in May                                  508,333        508                  -
Net loss                                                                             -          -                  -
                                                                            ----------    -------   ----------------
Balance, June 30, 2000                                                      10,192,662    $10,478   $  -

Issuance of common stock for acquisition of license                            100,000        100                  -
Issuance of common shares under subscription                                    50,000         50                  -
Less: note receivable for common shares subscription                                 -        (50)                 -
Exercise of stock options                                                       44,000         44                  -
Issuance of common stock for acquisition in September (note 3(a))              100,000        100                  -
Issuance of contingent common shares (note 3(a))                               100,000        100                  -
Fair value of options issued employees and consultants                               -          -                  -
Adjustment to deferred stock compensation due to cancellations                       -          -                  -
Amortization of deferred stock compensation                                          -          -                  -
Sale of common stock in November, $1.50 per share, net of $214,193 in
 cash financing costs                                                        1,350,000      1,350                  -
Issuance of common stock for acquisition in November (note 3(b))             1,000,000      1,000                  -
Contingent stock to be issued (note 3(b))                                            -          -            625,000
Cancellation of contingent common stock (note 3(a))                            (50,000)       (50)                 -
Net loss                                                                             -          -                  -
                                                                            ----------    -------   ----------------
Balance, December 31, 2000                                                  12,886,662    $13,122   $        625,000
                                                                            ==========    =======   ================

                                                                                    Additional    Deferred Stock
                                                                                 Paid-in Capital   Compensation      Deficit
                                                                                 --------------------------------------------
Balance, June 30, 1999                                                            $ 1,981,782    $  (198,909)   $   (949,496)

Exercise of warrants in July, 1999                                                     58,197              -               -
Shares issued in exchange for service                                                   6,504              -               -
Fair value of options issued to employees and consultants                             600,900       (600,900)              -
Conversion of notes payable in January, net of $5,803 in cash financing
 costs                                                                                494,747              -               -
Fully paid warrants issued as financing compensation cost                           1,794,000     (1,794,000)              -
Beneficial conversion feature of notes payable issued in February                   1,000,000              -               -
Amortization of deferred stock compensation                                                 -      2,206,246               -
Sale of units in March and April, $2.00 per unit, net of $38,820 in cash
 financing costs                                                                    1,292,514              -               -
Sale of common stock in March, $2.00 per share, net of $36,222 in cash
 financing costs                                                                    4,069,724              -               -
Exercise of warrants in March for cash                                                188,263              -               -
Sale of common stock in April, $2.00 per share                                         67,966              -               -
Sale of common stock in April, $2.125 per share, net of $175,694 in cash
 financing costs                                                                    1,194,286              -               -
Conversion of promissory notes payable in May                                       1,016,158              -               -
Net loss                                                                                    -              -      (6,965,445)
                                                                                  -----------    -----------   -------------
Balance, June 30, 2000                                                            $13,765,041    $  (387,563)   $ (7,914,941)

Issuance of common stock for acquisition of license                                   174,900              -               -
Issuance of common shares under subscription                                          261,750              -               -
Less: note receivable for common shares subscription                                 (261,750)             -               -
Exercise of stock options                                                              43,956              -               -
Issuance of common stock for acquisition in September (note 3(a))                     199,900              -               -
Issuance of contingent common shares (note 3(a))                                      199,900       (200,000)              -
Fair value of options issued employees and consultants                                 30,836        (30,836)              -
Adjustment to deferred stock compensation due to cancellations                       (256,696)       256,696               -
Amortization of deferred stock compensation                                                 -        177,751               -
Sale of common stock in November, $1.50 per share, net of $214,193 in
 cash financing costs                                                               1,809,457              -               -
Issuance of common stock for acquisition in November (note 3(b))                    1,249,000              -               -
Contingent stock to be issued (note 3(b))                                                   -              -               -
Cancellation of contingent common stock (note 3(a))                                   (99,950)       100,000               -
Net loss                                                                                    -              -      (3,722,874)
                                                                                  -----------    -----------   -------------
Balance, December 31, 2000                                                        $17,116,344    $   (83,952)  $ (11,637,815)
                                                                                  ===========    ===========   =============

                                                                               Stockholders Equity
                                                                               -------------------
Balance, June 30, 1999                                                                $   839,384

Exercise of warrants in July, 1999                                                         58,266
Shares issued in exchange for service                                                       6,508
Fair value of options issued to employees and consultants                                       -
Conversion of notes payable in January, net of $5,803 in cash financing
 costs                                                                                    495,097
Fully paid warrants issued as financing compensation cost                                       -
Beneficial conversion feature of notes payable issued in February                       1,000,000
Amortization of deferred stock compensation                                             2,206,246
Sale of units in March and April, $2.00 per unit, net of $38,820 in cash
 financing costs                                                                        1,293,180
Sale of common stock in March, $2.00 per share, net of $36,222 in cash
 financing costs                                                                        4,071,778
Exercise of warrants in March for cash                                                    188,404
Sale of common stock in April, $2.00 per share                                             68,000
Sale of common stock in April, $2.125 per share, net of $175,694 in cash
 financing costs                                                                        1,194,931
Conversion of promissory notes payable in May                                           1,016,666
Net loss                                                                               (6,965,445)
                                                                                      -----------
Balance, June 30, 2000                                                                $ 5,473,015

Issuance of common stock for acquisition of license                                       175,000
Issuance of common shares under subscription                                              261,800
Less: note receivable for common shares subscription                                     (261,800)
Exercise of stock options                                                                  44,000
Issuance of common stock for acquisition in September (note 3(a))                         200,000
Issuance of contingent common shares (note 3(a))                                                -
Fair value of options issued employees and consultants                                          -
Adjustment to deferred stock compensation due to cancellations                                  -
Amortization of deferred stock compensation                                               177,751
Sale of common stock in November, $1.50 per share, net of $214,193 in
 cash financing costs                                                                   1,810,807
Issuance of common stock for acquisition in November (note 3(b))                        1,250,000
Contingent stock to be issued (note 3(b))                                                 625,000
Cancellation of contingent common stock (note 3(a))                                             -
Net loss                                                                               (3,722,874)
                                                                                      -----------
Balance, December 31, 2000                                                            $ 6,032,699
                                                                                      ===========

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                           Six months ended
                                                             December 31,
                                                             2000          1999
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
 Loss for the period                                  $(3,722,874)  $(1,363,938)
 Items not affecting cash:
  Depreciation and amortization                           261,382        16,652
  Amortization of deferred stock compensation             177,751       252,611
  Intangible assets in exchange for services               22,000             -
 Changes in operating assets and liabilities:
  Trade receivables                                      (462,454)            -
  Other receivables                                        82,541       (16,536)
  Prepaid expenses                                         89,033        33,950
  Deposits                                                133,833        26,410
  Accounts payable and accrued liabilities                (96,493)      232,367
  Deferred revenue                                        157,372             -
                                                      -----------   -----------
   Net cash used in operating activities               (3,357,909)     (818,484)
                                                      -----------   -----------

Cash flows from investing activities:
 Purchase of property and equipment                      (437,059)     (154,314)
 Deferred acquisition and finance costs                    17,244             -
 Purchase of intangible assets                         (1,530,962)            -
                                                      -----------   -----------
   Net cash used in investing activities               (1,950,777)     (154,314)
                                                      -----------   -----------

Cash flows from financing activities:
 Cash acquired in acquisition                              84,654             -
 Proceeds from promissory notes                                 -       500,000
 Proceeds from exercise of stock options                   44,000             -
 Proceeds from exercise of share purchase warrants              -        58,266
 Net proceeds from sale of common stock                 1,810,807             -
                                                      -----------   -----------
   Net cash provided by financing activities            1,939,461       558,266
                                                      -----------   -----------

Net decrease in cash and cash equivalents              (3,369,225)     (414,532)

Cash and cash equivalents at beginning of period        5,149,290       795,809
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,780,065   $   381,277
                                                      ===========   ===========

Supplemental disclosure
 Cash paid for interest                               $     4,220   $         -
 Cash paid for taxes                                            -             -
 Non-cash activities:
 Deferred stock compensation                             (125,860)       74,226
 Common stock issued for acquisition of license           175,000             -
 Common stock issued on acquisitions (note 3)           1,450,000             -
 Contingent common stock to be issued (note 3(b))         625,000             -

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements
                          (Expressed in U.S. Dollars)

                 Six months ended December 31, 2000 (unaudited)

--------------------------------------------------------------------------------

1. Nature of business:

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

       The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost-effective third party license service supply agreements. One customer accounted for 84% of the services and other revenue recorded in the six months ended December 31, 2000. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist, continue to exist, or that the Company will become profitable. Operations have primarily been financed through the issuance of equity instruments and debt. The Company believes it has sufficient working capital to sustain its current level of operations until at least June 2001. The Company does not have any commitments from third parties to provide additional financing, and such financings may not be available or may not be available on reasonable terms.


2. Significant accounting policies:

   (a) Basis of presentation:

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

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

           Notes to Interim Consolidated Financial Statements, page 2
                          (Expressed in U.S. Dollars)

                 Six months ended December 31, 2000 (unaudited)

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

       Excluded from the computation of diluted loss per share for the periods ended December 31, 2000 are warrants to purchase 2,965,838 (December 31, 1999 - 243,438) shares of common stock and options to purchase 2,428,800 (December 31, 1999 - 647,950) shares of common stock because their effects would be anti-dilutive.


3. Acquisitions:

   (a) Tavisco Ltd.:

       On September 15, 2000, the Company acquired substantially all of the assets of Tavisco Ltd. ("Tavisco"), a producer of anti-virus services and products. The purchase price for Tavisco's assets consisted of 100,000 shares of common stock valued at $200,000, a cash payment of $50,000 and other related acquisition costs of $24,000. The common shares issued have been recorded at their market value at June 12, 2000, the date when the terms of the acquisition were publicly announced. The total purchase price of $274,000 is allocated to the assets acquired based upon their relative fair values as follows:


          Software                                            $252,000
          Licenses, patents and other intangibles               22,000
                                                              --------
                                                              $274,000
                                                              --------
          Consideration:
          Cash                                                $ 74,000
          Cash                                                $ 74,000
          Common stock                                         200,000
                                                              --------
                                                              $274,000
                                                              --------

       Under the terms of the acquisition, an additional 100,000 common shares were issued to Tavisco, which were subject to cancellation under circumstances related to continued employment of former Tavisco employees with the Company. The issuance of these shares has been recorded as deferred stock compensation and amortized over the vesting period. On December 1, 2000, the Company cancelled 50,000 of the 100,000 contingent common shares upon termination of employment of the former Tavisco employees, and removed all subject to cancellation conditions on the remaining 50,000 common shares. The Company also returned certain of the intangibles originally acquired.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

          Notes to Interim Consolidated Financial Statements, page 3
                          (Expressed in U.S. Dollars)

                Six months ended December 31, 2000 (unaudited)

--------------------------------------------------------------------------------


3. Acquisitions (continued):

   (b) MyHelpDesk, Inc.:

       On November 27, 2000, the Company acquired all of the assets and assumed certain of the liabilities of MyHelpDesk, Inc. ("MyHelpDesk"), a provider of online, computer self-help directories. The purchase price for MyHelpDesk's net assets consisted of 1,000,000 shares of common stock valued at $1,250,000, cash advances of $1,356,376, other related acquisition costs of $73,416 and 500,000 contingently issuable common shares with a fair value of $625,000. With respect to the 500,000 contingently issuable common shares, the Company is required within twelve months following the initial issuance of 1,000,000 common shares to issue an additional 387,500 shares of common stock to MyHelpDesk and 112,500 shares of common stock to eight former employees of MyHelpDesk. The number of shares to be issued in the subsequent issuances are subject to reduction in the event of the Company assuming additional liabilities upon certain breaches of the representations and warranties of MyHelpDesk.

       The total purchase price of $3,304,792, including the contingently issuable common stock, is allocated to the assets acquired and liabilities assumed based upon their relative fair values as follows:


          Cash                                            $   84,654
          Trade and other receivables                         32,857
          Prepaid expenses and deposits                       25,728
          Property and equipment                              49,954
          Libraries, patents and other intangibles         3,261,559
          Accounts payable and accrued liabilities          (149,960)
                                                          ----------
                                                          $3,304,792
                                                          ----------
          Consideration:
          Cash                                            $   74,000
          Cash                                            $1,429,792
          Common stock                                     1,250,000
          Contingent common stock to be issued               625,000
                                                          ----------
                                                          $3,304,792
                                                          ----------

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

           Notes to Interim Consolidated Financial Statements, page 4
                          (Expressed in U.S. Dollars)

                 Six months ended December 31, 2000 (unaudited)

--------------------------------------------------------------------------------

3. Acquisitions (continued):

   (c) Unaudited pro forma information:

       The following table reflects unaudited pro-forma information, which combines the operations of Tavisco, MyHelpDesk and the Company for the six months ending December 31, 2000 and 1999, as if the acquisitions had taken place at the beginning of these periods. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect for the periods presented, and is not intended to be a projection of future results or trends.


                                               Six months ended           Six months ended
                                              December 31, 2000          December 31, 1999
Revenue                                             $   473,866                $     2,423
Net loss for the period                             $(6,307,823)               $(3,617,133)
Net loss per common share, basic and diluted        $     (0.53)               $     (0.50)

4. Intangibles assets:

       Intangible assets consists of the following:

                                                                   December 31,              June 30,
                                                                          2000                  2000
MyHelpDesk self-help directories, trademarks and
    Internet domain names                                           $3,261,559               $     -
License for specific online support technology                         275,000                     -
Other                                                                   11,261                10,094
                                                                    --------------------------------
                                                                     3,547,820                10,094
Less accumulated amortization                                          132,542                 3,042
                                                                    --------------------------------
                                                                    $3,415,278               $ 7,052
                                                                    ================================


       Intangible assets are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets which management estimates to be three years.

                       PCSUPPORT.COM, INC. and subsidiary

           Notes to Interim Consolidated Financial Statements, page 5
                          (Expressed in U.S. Dollars)

                 Six months ended December 31, 2000 (unaudited)

--------------------------------------------------------------------------------

5.  Stockholders' equity:

   (a) Stock options and stock-based compensation:

       During the six months ended December 31, 2000, the Company granted 1,528,875 stock options with exercise prices ranging from $0.72 to $3.44 and vesting periods ranging from immediate up to 36 months. Stock compensation expense for the six months ended December 31, 2000 totaling $177,751 (1999 - $252,611) would be allocated $4,562 (1999 - nil) to Cost of license fees and services, $114,333 (1999 - $10,230) to Development costs, $19,527 (1999 - $104,887) to Marketing and promotion costs, and $39,329 (1999 - $137,494) to General and administrative costs.

   (b) Shares and share purchase warrants:

       The Company issued 100,000 common shares valued at $175,000 and paid $100,000 in cash in exchange for a license to use specific online support technology. The Company is required to issue warrants for each incremental 100,000 licenses sold to users over 400,000 licenses. These warrants, with exercise prices ranging from $2.00 to $4.00, will entitle the holder for a period of five years to purchase common shares of the Company.

       In August 2000, the Company issued 50,000 common shares and received as consideration a note receivable in the amount of $261,800. This note bears interest at 6.62% per annum, payable annually, and is payable in full on July 25, 2005.

       In November 2000, the Company completed a private placement for 1,350,000 common shares for proceeds of $1,810,807, net of $214,193 of cash financing costs.

       The exercise prices of 250,000 warrants the Company agreed to issue in April 2000 as part of a common share private placement, was dependent on the price of a future private placement. Upon the closing of the November 2000 common share private placement, the exercise prices became known and range from $1.00 to $1.50. The incremental value of the warrants, using the new exercise prices over the fair value under the original terms of the warrants of $58,344 has been recorded as a charge to additional paid-in capital.

6.  Commitments and contingencies:

   (a) In November 2000, the Company entered into a sublease of one of its office premises. Under the terms of the agreement, the lessee has operating lease commitments to the Company equal to the Company's own commitments in the following annual amounts:

                           2001           $121,500
                           2002            111,500

   (b) In November 2000, the Company terminated an advertising agreement, reducing the Company's commitments by the following annual amounts:

                           2001         $2,820,000
                           2002            750,000

                       PCSUPPORT.COM, INC. and subsidiary

           Notes to Interim Consolidated Financial Statements, page 6
                          (Expressed in U.S. Dollars)

                 Six months ended December 31, 2000 (unaudited)

--------------------------------------------------------------------------------

7.  Subsequent events:

   (a) Subsequent to December 31, 2000, the Company completed a private placement for 2,900,000 common shares for proceeds of $1,609,500, net of $174,000 of cash commission costs. The Company also issued 700,000 warrants at an exercise price of $1.00 and expiring in January 2004. As partial compensation for arranging the financing, the Company has agreed to issue an additional 250,000 warrants to its investment banker at an exercise price of $1.00 expiring in January 2003.

   (b) In January 2001, the Company entered into a partial sublease of one of its office premises. Under the terms of the agreement, the lessee has operating commitments to the Company in the following annual amounts:

                           2001         $148,500
                           2002          198,000
                           2003          198,000
                           2004          198,000
                           2005          132,000

   (c) In January 2001, the Company cancelled 521,250 stock options previously granted to 5 employees whose employment with the Company was terminated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     All statements, other that statements of historical fact, included in this Form 10-QSB involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the need to raise additional capital, uncertain markets for our products and services, our dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies that we use for the PC Support Center and PC Support Application or develop or license other functionally equivalent technologies.

     Overview

     PCsupport.com, Inc. is a provider of outsourced technical support solutions for businesses and consumers. The Company specializes in providing online, proactive, and user-focused technical support (eSupport) services to personal computer users worldwide. The Company's PC Support Center offers a comprehensive eSupport solution to consumers which is designed to reduce technical support costs and increase user satisfaction. The Company provides eSupport solutions through the PC Support Application to businesses which have an obligation to provide technical support to their employees or customers.

     Revenue

     License fee revenue increased to $27,254 for the three months ended December 31, 2000 from $1,614 for the three months ended December 31, 1999. License fee revenue increased by $27,260 in the six months ended December 31, 2000 over the six months ended December 31, 1999, primarily due to the introduction of a user fee in July 2000 for use of the PC Support Center. Services and other revenue, which increased by $303,426 and $399,649 respectively for the three and six month periods ending December 31, 2000, compared to the prior periods for 1999, was primarily earned from commissioning fees and the sale of eSupport services. One customer accounted for 84% of the services and other revenue recorded in the six months ended December 31, 2000.

     Cost of License Fees and Services

     Cost of license fees and services consists of direct labor and related costs associated with delivering eSupport services through the PC Support Center and PC Support Application, including payments to third parties, and costs of license fees under technology license agreements. Cost of license fees and services increased to $417,686 for the three months ending December 31, 2000 from $1,422 for the three months ended December 31, 1999. Cost of license fees and services increased by $794,019 for the six months ending December 31, 2000 over the six months ended December 31, 1999 due to the increase in personnel required to maintain the PC Support Center and PC Support Application, outsourcing agreements with third parties to provide technical support and recently acquired technology licenses. The Company had anticipated that there would be a significant lag between incurring the expenses to support the PC Support Center and generating potential significant revenues from these expenditures.

     Development Costs

     Development costs consist primarily of payroll and related expenses for research and development personnel. Development costs increased to $383,778 for the three months ended December 31, 2000 from $151,565 for the three months ended December 31, 1999. Development costs increased by $305,234 for the six months ended December 31, 2000 over the six months ended December 31, 1999, primarily due to an increase in research and development personnel. The Company's primary research and development effort will be to continue to add features to the PC Support Application and to release subsequent versions during the next year. Due to the constantly evolving nature of the Internet and related technologies, the Company will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the PC Support Application.

     Marketing and Promotion

     Marketing and promotion consists primarily of payments to third parties for web portal advertising and payroll and related expenses for marketing personnel. Marketing and promotion expenses increased to $361,432 for the three months ended December 31, 2000 from $93,599 for the three months ended December 31, 1999. Marketing and promotion expenses increased by $1,057,365 during the six months ended December 31, 2000 over the six months ended December 31, 1999, largely due to commitments under co-branding and advertising agreements, and to a lesser extent due to an increase in the number of marketing personnel. In November 2000, the Company terminated one advertising agreement, significantly reducing marketing and promotion current period expenses and future commitments.

     General and Administrative

     General and administrative consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expenses increased by $396,431 in the three months ended December 31, 2000 over the three months ended December 31, 1999 and increased to $1,342,933 for the six months ended December 31, 2000 from $488,733 for the six months ended December 31, 1999. These increases were primarily due to increases in the number of administrative personnel and increases in legal, accounting and other consulting costs incurred in connection with the expansion of business activities and the Company's operations as a public company.

     Stock-based Compensation Expense

     Stock-based compensation expense relates to the issuance of stock options and other equity instruments to employees, directors and consultants for services. The Company recorded stock compensation expense of $118,772 during the three months ended December 31, 2000 as compared to $138,953 in the three months ended December 31, 1999. Stock-based compensation expense for the six months ended December 31, 2000 totaled $177,751, a decrease from $252,611 for the six months ended December 31, 1999. These compensation expenses relate to options awarded to individuals in all operating expense categories. Total deferred stock compensation as at December 31, 2000 is being amortized over the related vesting periods of the options.

     Interest Income, Net

     Net interest income includes interest income from cash and cash equivalents offset by interest expense. Net interest income was $45,600 for the three months ended December 31, 2000 as compared to $131 for the three months ending December 31, 1999. Net interest income for the six months ended December 31, 2000 increased by $150,113 over the six months ended December 31, 1999 balance of $7,984. These increases are primarily due to interest earned on the net proceeds obtained from recent financings.

     Liquidity and Capital Resources

     Net cash used in operations was $3,357,909 for the six months ended December 31, 2000 compared to $818,484 for the same period in the prior year. Net cash used in operations in the period was largely the result of net losses and an increase in trade receivables, partially offset by reductions in prepaid expenses and deposits and an increase in deferred revenue. Net cash used in investing activities was $1,950,777 for the six months ended December 31, 2000 representing an increase of $1,796,463 over the six months ended December 31, 1999. The increase was primarily due to the cash costs of acquisitions and investment in equipment and licenses during the period. Net cash provided by financing activities was $1,939,461 for the six months ended December 31, 2000 compared to $558,266 for the same period in the prior year. The significant increase is primarily due to the receipt, in November 2000, of approximately $1,810,000 of net proceeds from a private placement of its securities.

     The Company had working capital of $1,664,717 as of December 31, 2000. Subsequent to December 31, 2000, the Company received net proceeds of $1,609,500 from a private placement of its securities. As of December 31, 2000, the Company's principal commitments consisted of obligations under operating leases. These commitments and the execution of the Company's business plan, together with the funding of anticipated operating losses, will require working capital in excess of the Company's current cash reserves, which the Company believes are sufficient to sustain its operations at current levels until at least June 2001.

     The Company anticipates funding its working capital requirements through proceeds from private placements together with future revenues generated from customers. The Company does not currently have any commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all. Furthermore, if the Company raises additional working capital through the sale of equity securities, its shareholders will experience dilution. If the Company is unable to secure additional financing when needed and its revenues are inadequate to provide the necessary working capital, it may be required to reduce the scope of its then current level of business operations, which would have a material adverse effect on the Company's competitive position and operations.

                          PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

          None.

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2000, the Company made the following sales of unregistered securities:

     a. In November 2000 the Company sold 1,350,000 shares of common stock to 4 institutional investors for proceeds of $1,810,807 net of $214,193 of cash financing costs.

     b. In October and November 2000, the Company issued 27,000 shares of common stock to one individual pursuant to the exercise of outstanding stock options at an exercise price of $1.00 per share.

     c. In November 2000, the Company issued 1,000,000 shares of common stock to MyHelpDesk, Inc. to acquire all of the assets and assume certain liabilities of that company. The Company is also required to issue, within twelve months following the initial issuance, an additional 387,500 and 112,500 shares of common stock to MyHelpDesk, Inc. and eight former employees of MyHelpDesk, Inc., respectively, with the number of shares subject to reduction in the event of certain breaches of the representations and warranties of MyHelpDesk, Inc. under the Asset Purchase Agreement.

     The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 11, 2000, the Company held its 2000 Annual Meeting of Stockholders, at which the Company's shareholders approved the following:

     a. Election of the following directors: Mike McLean, Steve Macbeth and Bruce Nelson (FOR - 5,753,921, AGAINST - 0, ABSTAIN - 0, BROKER NON VOTE -
     0).

     b. Approval of the 2000 Stock Option Plan (FOR - 3,941,900, AGAINST - 27,867, ABSTAIN - 25,000, BROKER NON VOTE - 1,459,154).

     c. Appointment of KPMG, LLC as the Company's independent auditors for the fiscal year ending June 30, 2001 (FOR - 5,453,861, AGAINST - 0, ABSTAIN - 300,060, BROKER NON-VOTE - 0).

     ITEM 5 - OTHER INFORMATION

          None.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

     b. Reports on Form 8-K: During the three months ended December 31, 2000, the Company filed one Form 8-K containing Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) with a report date of November 27, 2000.

     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PCSUPPORT.COM, INC.


     Date: February 13, 2001        By:    /s/ Michael G. McLean
                                           ---------------------
                                               Michael G. McLean
                                               President and Chief Executive
                                               Officer


     Date: February 13, 2001        By:    /s/ David W. Rowat
                                           ------------------
                                               David W. Rowat
                                               Vice President and Chief
                                               Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

     Exhibit
     Number     Description
     -------    -----------


     10.1 Second Revision to Engagement Letter dated March 21, 2000 between the Company and ICE Holdings North America, L.L.C. dated November 28, 2000. (i)

     10.2 Asset Purchase Agreement dated November 27, 2000 between the Company and MyHelpDesk, Inc. (ii)

     10.3       2000 Stock Option Plan. (iii)

     10.4 Severance Arrangement between the Company and Mr. R. Glath dated November 27, 2000.

     10.5 Amendment to Severance Arrangement November 27, 2000 between the Company and Mr. R. Glath dated January 30, 2001.

     10.6 Mutual Release and Settlement Agreement dated November 27, 2000 between the Company and Alta Vista Company.+

     10.7 Third Revision to Engagement Letter dated March 21, 2000 between the Company and ICE Holdings North America, L.L.C. dated December 22, 2000.



    (i) Incorporated by reference to the Company's Form SB-2 filed on December 12, 2000.
    (ii) Incorporated by reference to the Company's Form 8-K filed on December 8, 2000.
    (iii) Incorporated by reference to the Company's Form S-8 filed on January 17, 2001.
      + Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions will be filed separately with the Securities & Exchange Commission.