Form 10QSB
period 2001-03-31
PCSUPPORT COM INC
filed 2001-05-14
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

There were 15,786,662 shares of the Company's common stock outstanding on May 6, 2001.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                               TABLE OF CONTENTS

                                                                      PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS..................................    1

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS..................   11

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS.....................................   14

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.............   14

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................   14

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14

     ITEM 5 - OTHER INFORMATION.....................................   14

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                                                                        March 31,       June 30,
                                                                           2001           2000
                                                                      ------------    -----------
                                                                      (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                           $  1,464,107    $ 5,149,290
  Trade receivables                                                        329,428              -
  Other receivables                                                          1,232         89,933
  Prepaid expenses                                                         135,291        257,625
  Deposits                                                                  65,773        189,348
                                                                      ------------    -----------

   Total current assets                                                  1,995,831      5,686,196

Property and equipment (note 3)                                            826,343        411,817
Deferred acquisition costs                                                       -         25,000
Intangible assets (note 4)                                               1,115,791          7,052
                                                                      ------------    -----------

                                                                      $  3,937,965    $ 6,130,065
                                                                      ============    ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                            $    522,332    $   657,050
  Deferred revenue                                                         150,332              -
                                                                      ------------    -----------

   Total current liabilities                                               672,664        657,050

Stockholders' equity (note 5):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   issued 16,071,662 shares at March 31, 2001 and 10,477,662
   shares at June 30, 2000                                                  16,072         10,478
  Contingent common stock to be issued (note 3(b))                         625,000              -
  Additional paid-in capital                                            18,619,778     13,765,041
  Deferred stock compensation                                              (72,785)      (387,563)
  Deficit                                                              (15,922,764)    (7,914,941)
                                                                      ------------    -----------
   Total stockholders' equity                                            3,265,301      5,473,015
                                                                      ------------    -----------

                                                                      $  3,937,965    $ 6,130,065
                                                                      ============    ===========
Commitments and contingencies (note 6)
Subsequent event (note 7)

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                     Nine months ended             Three months ended
                                                        March 31,                       March 31,
                                                    2001           2000            2001          2000
                                                 -----------    -----------    -----------    -----------
                                                        (unaudited)                   (unaudited)
Revenue:
  License fees                                   $   133,663    $     7,358    $   104,083    $     5,038
  Services and other                                 502,912              -        103,263              -
                                                 -----------    -----------    -----------    -----------
                                                     636,575          7,358        207,346          5,038

Costs and expenses:
  Cost of license fees and services                1,222,259         51,942        421,546         49,810
  Development costs                                1,223,749        556,719        431,563        173,870
  Marketing and promotion                          1,873,200        624,655        538,161        261,621
  General and administrative                       1,851,497        835,525        730,617        225,950
  Amortization and write-down (note 4)             2,663,119         43,824      2,401,737         27,172
                                                 -----------    -----------    -----------    -----------
                                                   8,833,824      2,112,665      4,523,624        738,423
                                                 -----------    -----------    -----------    -----------

Loss from operations                              (8,197,249)    (2,105,307)    (4,316,278)      (733,385)

Interest income (expense), net                       189,426     (1,397,937)        31,329     (1,405,921)
                                                 -----------    -----------    -----------    -----------

Loss for the period                              $(8,007,823)   $(3,503,244)   $(4,284,949)   $(2,139,306)
                                                 ===========    ===========    ===========    ===========

Net loss per common share, basic and diluted     $     (0.65)   $     (0.57)   $     (0.28)   $     (0.33)
                                                 ===========    ===========    ===========    ===========

Weighted average common shares outstanding,
basic and diluted                                 12,245,640      6,175,408     15,077,773      6,390,810
                                                 ===========    ===========    ===========    ===========


See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

            Interim Consolidated Statements of Stockholders' Equity
                          (Expressed in U.S. Dollars)

   Nine months ended March 31, 2001 (unaudited) and year ended June 30, 2000


                                                                   Common Shares        Contingent Stock        Additional
                                                                Shares       Amount         To be Issued   Paid-in Capital
                                                              ------------------------------------------------------------
Balance, June 30, 1999                                         5,722,169     $ 6,007    $              -       $ 1,981,782
Exercise of warrants in July, 1999                                68,400          69                   -            58,197
Shares issued in exchange for service                              4,160           4                   -             6,504
Fair value of options issued to employees and consultants              -           -                   -           600,900
Conversion of notes payable in January, net of $5,803 in
 cash financing costs                                            350,000         350                   -           494,747
Fully paid warrants issued as financing compensation cost              -           -                   -         1,794,000
Beneficial conversion feature of notes payable issued in
 February                                                              -           -                   -         1,000,000
Amortization of deferred stock compensation                            -           -                   -                 -
Sale of units in March and April, $2.00 per unit, net of
 $38,820 in cash financing costs                                 666,000         666                   -         1,292,514
Sale of common stock in March, $2.00 per share, net of
 $36,222 in cash financing costs                               2,054,000       2,054                   -         4,069,724
Exercise of warrants in March for cash                           140,600         141                   -           188,263
Sale of common stock in April, $2.00 per share                    34,000          34                   -            67,966
Sale of common stock in April, $2.125 per share, net of
 $175,694 in cash financing costs                                645,000         645                   -         1,194,286
Conversion of promissory notes payable in May                    508,333         508                   -         1,016,158
Net loss                                                               -           -                   -                 -
                                                              ----------     -------    ----------------       -----------
Balance, June 30, 2000                                        10,192,662     $10,478    $              -       $13,765,041
Issuance of common stock for acquisition of license              100,000         100                   -           174,900
Issuance of common shares under subscription                      50,000          50                   -           261,750
Less: note receivable for common shares subscription                   -           -                   -          (261,800)
Exercise of stock options                                         44,000          44                   -            43,956
Issuance of common stock for acquisition in September
 (note 3(a))                                                     100,000         100                   -           199,900
Issuance of contingent common shares (note 3(a))                 100,000         100                   -           199,900
Fair value of options issued employees                                 -           -                   -            30,836
Adjustment to deferred stock compensation due to
 cancellations                                                         -           -                   -          (256,696)
Amortization of deferred stock compensation                            -           -                   -                 -
Sale of common stock in November, $1.50 per share, net of
 $214,193 in cash financing costs and $58,344 in warrants      1,350,000       1,350                   -         1,751,113
Issuance of warrants as financing cost                                 -           -                   -            58,344
Issuance of common stock for acquisition in November (note
 3(b))                                                         1,000,000       1,000                   -         1,249,000
Contingent stock to be issued (note 3(b))                              -           -             625,000                 -
Cancellation of contingent common stock (note 3(a))              (50,000)        (50)                  -           (99,950)
Sale of common stock in January, $0.60 per share, net of
 $233,616 in cash financing costs                              2,900,000       2,900                   -         1,503,484
Net loss                                                               -           -                   -                 -
                                                              ----------     -------    ----------------       -----------
Balance, March 31, 2001                                       15,786,662     $16,072            $625,000       $18,619,778
                                                              ==========     =======    ================       ===========
                                                              Deferred Stock                                    Total
                                                                Compensation      Deficit         Stockholders Equity
                                                             -------------------------------------------------------------
Balance, June 30, 1999                                        $  (198,909)    $   (949,496)           $   839,384
Exercise of warrants in July, 1999                                      -                -                 58,266
Shares issued in exchange for service                                   -                -                  6,508
Fair value of options issued to employees and consultants        (600,900)               -                      -
Conversion of notes payable in January, net of $5,803 in
 cash financing costs                                                   -                -                495,097
Fully paid warrants issued as financing compensation cost      (1,794,000)               -                      -
Beneficial conversion feature of notes payable issued in
 February                                                               -                -              1,000,000
Amortization of deferred stock compensation                     2,206,246                -              2,206,246
Sale of units in March and April, $2.00 per unit, net of
 $38,820 in cash financing costs                                        -                -              1,293,180
Sale of common stock in March, $2.00 per share, net of
 $36,222 in cash financing costs                                        -                -              4,071,778
Exercise of warrants in March for cash                                  -                -                188,404
Sale of common stock in April, $2.00 per share                          -                -                 68,000
Sale of common stock in April, $2.125 per share, net of
 $175,694 in cash financing costs                                       -                -              1,194,931
Conversion of promissory notes payable in May                           -                -              1,016,666
Net loss                                                                -       (6,965,445)            (6,965,445)
                                                              -----------    -------------            -----------
Balance, June 30, 2000                                        $  (387,563)    $ (7,914,941)           $ 5,473,015
Issuance of common stock for acquisition of license                     -                -                175,000
Issuance of common shares under subscription                            -                -                261,800
Less: note receivable for common shares subscription                    -                -               (261,800)
Exercise of stock options                                               -                -                 44,000
Issuance of common stock for acquisition in September
 (note 3(a))                                                            -                -                200,000
Issuance of contingent common shares (note 3(a))                 (200,000)               -                      -
Fair value of options issued employees                            (30,836)               -                      -
Adjustment to deferred stock compensation due to
 cancellations                                                    256,696                -                      -
Amortization of deferred stock compensation                       209,751                -                209,751
Sale of common stock in November, $1.50 per share, net of
 $214,193 in cash financing costs and $58,344 in warrants               -                -              1,752,463
Issuance of warrants as financing cost                                  -                -                 58,344
Issuance of common stock for acquisition in November (note
 3(b))                                                                  -                -              1,250,000
Contingent stock to be issued (note 3(b))                               -                -                625,000
Cancellation of contingent common stock (note 3(a))                79,167                -                (20,833)
Sale of common stock in January, $0.60 per share, net of
 $233,616 in cash financing costs                                       -                -              1,506,384
Net loss                                                                -       (8,007,823)            (8,007,823)
                                                              -----------    -------------            -----------
Balance, March 31, 2001                                       $   (72,785)    $(15,922,764)           $ 3,265,301
                                                              ===========    =============            ===========



See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)


                                                                             Nine months ended
                                                                                 March 31,
                                                                            2001           2000
                                                                         -----------    -----------
                                                                         (unaudited)    (unaudited)
Cash flows from operating activities:
 Loss for the period                                                     $(8,007,823)   $(3,503,244)
 Items not affecting cash:
  Amortization and write-down                                              2,663,119         43,824
  Amortization of deferred stock compensation, net of cancellations          188,918        346,801
  Warrants issued                                                                  -        905,088
  Deemed discount amortization on promissory note                                  -        500,000
  Intangible assets in exchange for services                                  22,000              -
  Loss on asset disposals, bad debts and debt extinguishments                 46,131         (4,323)
 Changes in operating assets and liabilities:
  Trade receivables                                                         (332,848)             -
  Other receivables                                                          101,383        (16,003)
  Prepaid expenses                                                           138,466         33,950
  Deposits                                                                   133,171         12,473
  Accounts payable and accrued liabilities                                  (284,675)        84,089
  Deferred revenue                                                           150,332              -
                                                                         -----------    -----------
   Net cash used in operating activities                                  (5,181,826)    (1,598,065)
                                                                         -----------    -----------

Cash flows from investing activities:
 Purchase of property and equipment                                         (443,240)      (226,808)
 Purchase of intangible assets                                            (1,505,962)             -
                                                                         -----------    -----------
   Net cash used in investing activities                                  (1,949,202)      (226,808)
                                                                         -----------    -----------

Cash flows from financing activities:
 Cash acquired in acquisition                                                 84,654              -
 Proceeds from promissory notes                                                    -      1,500,000
 Proceeds from exercise of stock options                                      44,000              -
 Proceeds from exercise of share purchase warrants                                 -        246,740
 Net proceeds from sale of common stock                                    3,317,191      5,298,601
                                                                         -----------    -----------
   Net cash provided by financing activities                               3,445,845      7,045,341
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                      (3,685,183)     5,220,468
Cash and cash equivalents at beginning of period                           5,149,290        795,809
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $ 1,464,107    $ 6,016,277
                                                                         ===========    ===========

Supplemental disclosure
    Cash paid for interest                                               $     4,290    $     2,584
 Cash paid for taxes                                                               -              -
    Non-cash activities:
 Deferred stock compensation issued                                          230,836      2,394,900
 Cancellation of deferred stock compensation                                (356,696)             -
 Notes payable converted into common stock and warrants                            -        500,000
 Common stock issued to settle accrued liability                                   -          6,508
 Common stock issued for acquisition of license                              175,000              -
 Common stock issued on acquisitions, net of cash acquired (note 3)        1,365,346              -
 Common stock issued in exchange for note receivable                         261,800              -
 Contingent common stock to be issued (note 3(b))                            625,000              -


See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements
                          (Expressed in U.S. Dollars)

                  Nine months ended March 31, 2001 (unaudited)

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

    The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost-effective third party license service supply agreements. One customer accounted for 80% of the services and other revenue recorded in the nine months ended March 31, 2001. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist, continue to exist, or that the Company will become profitable. Operations have primarily been financed through the issuance of equity instruments and debt. Although the Company believes it has sufficient working capital to sustain its current level of operations until at least June 2001, additional financing will be required in the immediate future to sustain its operations. The Company does not have any commitments from third parties to provide additional financing, and such financings may not be available or may not be available on reasonable terms.

2.  Significant accounting policies:

    (a)  Basis of presentation:

    These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Reconnaissance International Ltd., and reflect all adjustments, consisting solely of normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

           Notes to Interim Consolidated Financial Statements, page 2
                          (Expressed in U.S. Dollars)

                  Nine months ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

2.  Basis of presentation (continued):

    (c)  Intangible assets:

    Intangible assets, other than assembled workforce, are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets which management estimates to be three years. Assembled workforce represents the estimated value of a trained workforce obtained as a part of a business combination and is amortized on a straight line basis over two years.

    (d)  Net loss per share:

    Basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

    Excluded from the computation of diluted loss per share for the periods ended March 31, 2001 are warrants to purchase 3,332,838 (March 31, 2000 - 2,141,838) shares of common stock and options to purchase 2,308,513 (March 31, 2000 - 819,750) shares of common stock because their effects would be anti-dilutive.

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


                   Software                                            $ 252,000

                   Licenses, patents and other intangibles                22,000
                                                                        --------

                                                                       $ 274,000
                                                                        --------
                   Consideration:

                   Cash                                                $  74,000

                   Common stock                                          200,000
                                                                        --------

                                                                       $ 274,000
                                                                        --------

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

           Notes to Interim Consolidated Financial Statements, page 3
                          (Expressed in U.S. Dollars)

                  Nine months ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

3. Acquisitions (continued):

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

     (b)  MyHelpDesk, Inc.:

     On November 27, 2000, the Company acquired all of the assets and assumed certain of the liabilities of MyHelpDesk, Inc. ("MyHelpDesk"), a provider of online, computer self-help directories. The purchase price for MyHelpDesk's net assets consisted of 1,000,000 shares of common stock valued at $1,250,000, cash advances of $1,356,376, other related acquisition costs of $73,416 and 500,000 contingently issuable common shares with a fair value of $625,000. With respect to the 500,000 contingently issuable common shares, the Company is required within twelve months following the initial issuance of 1,000,000 common shares to issue an additional 387,500 shares of common stock to MyHelpDesk and 112,500 shares of common stock to eight former employees of MyHelpDesk. The number of shares to be issued in the subsequent issuances is subject to reduction in the event of the Company assuming additional liabilities upon certain breaches of the representations and warranties of MyHelpDesk.

     The total purchase price of $3,304,792, including the contingently issuable common stock, is allocated to the assets acquired and liabilities assumed based upon their relative fair values as follows:



          Cash                                                            $   84,654

          Trade and other receivables                                         32,857

          Prepaid expenses and deposits                                       25,728

          Property and equipment                                              49,954

          Libraries, trademarks and other intangibles                      3,261,559

          Accounts payable and accrued liabilities                          (149,960)
                                                                          ----------
                                                                          $3,304,792
                                                                          ----------
          Consideration:

          Cash                                                            $1,429,792

          Common stock                                                     1,250,000

          Contingent common stock to be issued                               625,000
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

                  Nine months ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

3. Acquisitions (continued):

   (c) Unaudited pro forma information:

   The following table reflects unaudited pro-forma information, which combines the operations of Tavisco, MyHelpDesk and the Company for the nine months ending March 31, 2001 and 2000, as if the acquisitions had taken place at the beginning of these periods. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect for the periods presented, and is not intended to be a projection of future results or trends.


                                                                         Nine months ended    Nine months ended
                                                                            March 31, 2001       March 31, 2000
                                                                            --------------       --------------
Revenue                                                                     $    681,212           $    16,963

Net loss for the period                                                     $(10,592,772)          $(7,240,120)

Net loss per common share, basic and diluted                                $      (0.82)          $    (0.98)


4.   Intangibles assets:

     Intangible assets consists of the following:

                                                                             March 31,               June 30,
                                                                               2001                    2000
                                                                             ---------              ---------
MyHelpDesk self-help directories, trademarks, acquired workforce, customer
 lists and Internet domain names (a)                                        $3,261,559                $     -

License for specific online support technology                                 275,000                      -
Other                                                                           11,261                 10,094
                                                                         ---------------------------------------
                                                                             3,547,820                 10,094
Less: Accumulated amortization                                                 432,029                  3,042
         Write-down of intangible assets (a)                                 2,000,000                      -
                                                                        ----------------------------------------
                                                                            $1,115,791                $ 7,052
                                                                        ========================================


   (a) On March 31, 2001, the Company determined that a write-down of intangible assets, including MyHelpDesk self-help directories, workforce and customer lists, acquired as part of the MyHelpDesk, Inc. acquisition (note 3(b)) was required primarily due to management's decision to close the MyHelpDesk office and to terminate substantially all acquired employees and incorporate the acquired self-help directories into products related to a revised marketing strategy. The carrying value of the intangible assets acquired exceeded the estimated future undiscounted cashflows, requiring a write-down of intangible assets to their fair value.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

           Notes to Interim Consolidated Financial Statements, page 5
                          (Expressed in U.S. Dollars)

                  Nine months ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

5. Stockholders' equity:

   (a) Stock options and stock-based compensation:

       During the three and nine months ended March 31, 2001, the Company granted 193,742 and 1,987,617 stock options respectively to employees and non-employees, with exercise prices ranging from $0.69 to $3.44 and vesting periods ranging from immediate up to 36 months. During the three and nine months ended March 31, 2001, the Company cancelled 579,029 and 946,973 stock options respectively. Stock compensation expense for the nine months ended March 31, 2001 totaling $188,918 (1999 - $346,081) has been allocated $4,562 (1999 - $6,151) to Cost of license fees and services, $114,333 (1999-$12,907) to Development costs, $27,371 (1999 -
       $152,459) to Marketing and promotion costs, and $42,652 (1999 - $174,564)
       to General and administrative costs.

   (b) Common shares and share purchase options and warrants:

       In July, 2000 the Company issued 100,000 common shares valued at $175,000 and paid $100,000 in cash in exchange for a license to use specific online support technology. The Company is required to issue warrants for each incremental 100,000 licenses sold to users over 400,000 licenses. These warrants, with exercise prices ranging from $2.00 to $4.00, will entitle the holder for a period of five years to purchase common shares of the Company.

       In August 2000, the Company issued 50,000 common shares and received as consideration a note receivable in the amount of $261,800. This note bears interest at 6.62% per annum, payable annually, and is payable in full on July 25, 2005. The note receivable has been recorded as a reduction of shareholders' equity.

       In November 2000, the Company completed a private placement for 1,350,000 common shares for proceeds of $1,810,807, which is net of $214,193 of cash financing costs.

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

       In January 2001, the Company completed a private placement for 2,900,000 common shares for proceeds of $1,506,384, which is net of $233,616 of cash financing costs. The Company also issued 700,000 warrants at an exercise price of $1.00 and expiring in January 2004.

       On March 10, 2001, 333,000 warrants expired unexercised. As at March 31, 2001, 3,332,838 warrants remain outstanding.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

           Notes to Interim Consolidated Financial Statements, page 6
                          (Expressed in U.S. Dollars)

                  Nine months ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

6.  Commitments and contingencies:

    (a) In November 2000, the Company entered into a sublease of one of its office premises. Under the terms of the agreement, the lessee has operating lease commitments to the Company equal to the Company's own commitments in the following annual amounts:


                    2001      $ 84,375
                    2002       111,500


    (b) In November 2000, the Company terminated an advertising agreement, reducing the Company's commitments by the following annual amounts:

                    2001       $2,820,000
                    2002          750,000

    (c) In January 2001, the Company entered into a partial sublease of one of its office premises. Under the terms of the agreement, the lessee has operating commitments to the Company in the following annual amounts:

                    2001       $148,500
                    2002        198,000
                    2003        198,000
                    2004        198,000
                    2005        132,000

    (d) As at March 31, 2001, the Company had issued letters of credit totaling $325,013 to a lessor and other service providers.

7.  Subsequent event:

        Subsequent to March 31, 2001, the Company cancelled 50,000 common shares previously issued in August 2000 and forgave the note receivable, which was received as consideration for the common shares, in the amount of $261,800 including all accrued interest.

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

     Revenue

     License fee revenue increased to $104,083 for the three months ended March 31, 2001 from $5,038 for the three months ended March 31, 2000. License fee revenue increased by $126,305 in the nine months ended March 31, 2001 over the nine months ended March 31, 2000, primarily due to the introduction of a user fee in July 2000 for use of the PC Support Center. Services and other revenue, totaled $103,263 and $502,912 for the three and nine month periods ending March 31, 2001, compared to no similar revenue being earned in the comparable periods for 2000. Service and other revenue was primarily earned from commissioning fees and the sale of eSupport services. One customer accounted for 80% of the service and other revenue recorded in the nine months ended March 31, 2001.

     Cost of License Fees and Services

     Cost of license fees and services consists of direct labor and related costs associated with delivering eSupport services through the PC Support Center and PC Support Application, including payments to third parties, costs of license fees under technology license agreements and allocated stock based compensation expense. Cost of license fees and services increased to $421,546 for the three months ending March 31, 2001 from $49,810 for the three months ended March 31, 2000. Cost of license fees and services increased by $1,170,317 to $1,222,259 for the nine months ending March 31, 2001 over the nine months ended March 31, 2000 due to the increase in personnel required to maintain the PC Support Center and PC Support Application, outsourcing agreements with third parties to provide technical support and recently acquired technology licenses. The Company had anticipated that there would be a significant lag between incurring the expenses to support the PC Support Center and generating potential significant revenues from these expenditures.

     Development Costs

     Development costs consist primarily of payroll and related expenses for research and development personnel and allocated stock based compensation expense. Development costs increased to $431,563 for the three months ended March 31, 2001 from $173,870 for the three months ended March 31, 2000. Development costs increased by $667,030 to $1,223,749 for the nine months ended March 31, 2001 over the nine months ended March 31, 2000, primarily due to an increase in research and development personnel.

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

     Marketing and Promotion

     Marketing and promotion consists primarily of payments to third parties for web portal advertising and payroll and related expenses for marketing personnel, including allocated stock based compensation expense. Marketing and promotion expenses increased to $538,161 for the three months ended March 31, 2001 from $261,621 for the three months ended March 31, 2000. Marketing and promotion expenses increased by $1,248,545 to $1,873,200 during the nine months ended March 31, 2001 over the nine months ended March 31, 2000, largely due to commitments under co-branding and advertising agreements, and to a lesser extent due to an increase in the number of marketing personnel. In November 2000, the Company terminated one advertising agreement, significantly reducing marketing and promotion current period expenses and future commitments.

     General and Administrative

     General and administrative consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services, as well as allocated stock based compensation expense. General and administrative expenses increased by $504,667 to $730,617 in the three months ended March 31, 2001 over the three months ended March 31, 2000 and increased to $1,851,497 for the nine months ended March 31, 2001 from $835,525 for the nine months ended March 31, 2000. These increases were primarily due to increases in the number of administrative personnel and increases in legal, accounting and other consulting costs incurred in connection with the expansion of business activities and the Company's operations as a public company.

     Amortization and Write-Down

     The Company recorded amortization of $401,737 during the three months ended March 31, 2001 as compared to $27,172 in the three months ended March 31, 2000. Amortization for the nine months ended March 31, 2001 totaled $663,119, an increase of $619,295 from the nine months ended March 31, 2000. These increases are primarily due to the amortization of the Company's intangible assets over their estimated useful lives which management estimates ranges from two to three years. In addition, the Company wrote down the value of the unamortized intangible assets acquired pursuant to the acquisition of the assets of MyHelpDesk, Inc. by $2.0 million from $2.9 million to $.9 million, as a result of the Company's subsequent decision to terminate the employment of all but one of the employees at the former MyHelpDesk company and to close the former MyHelpDesk office. The estimated fair value reflects the value of the remaining assets including the code and directory of the self-help directory tool now incorporated into the Company's PC Support Application.

     Stock-based Compensation Expense

     Stock-based compensation expense relates to the issuance of stock options and other equity instruments to employees, directors and consultants for services. The Company recorded stock compensation expense of $11,167 during the three months ended March 31, 2001 as compared to $93,470 in the three months ended March 31, 2000. Stock-based compensation expense for the nine months ended March 31, 2001 totaled $188,918, a decrease from $346,081 for the nine months ended March 31, 2000. These compensation expenses relate to options awarded to individuals in all operating expense categories. Total deferred stock compensation as at March 31, 2001 is being amortized over the related vesting periods of the options.

     Interest Income (expense), Net

     Net interest income includes interest income from cash and cash equivalents offset by interest expense. Net interest income was $31,329 for the three months ended March 31, 2001 as compared to the net interest expense of $1,405,921 for the three months ending March 31, 2000. Net interest income for the nine months ended March 31, 2001 was $189,426 as compared to the net interest expense of $1,397,937 for the nine months ended March 31, 2000. The net interest expense from prior periods was primarily a non-cash charge due to the amortization of the beneficial conversion feature value on convertible promissory notes.

     Liquidity and Capital Resources

     Net cash used in operations was $5,181,826 for the nine months ended March 31, 2001 compared to $1,598,065 for the same period in the prior year. Net cash used in operations in the period was largely the result of net losses and an increase in trade receivables and accounts payable, partially offset by reductions in prepaid expenses and deposits and an increase in deferred revenue. Net cash used in investing activities was $1,949,202 for the nine months ended March 31, 2001 representing an increase of $1,722,394 over the nine months ended March 31, 2000. The increase was primarily due to the cash costs of acquisitions and investment in equipment and licenses during the period. Net cash provided by financing activities was $3,445,845 for the nine months ended March 31, 2001 compared to $7,045,341 for the same period in the prior year.

     The Company had working capital of $1,323,167 as of March 31, 2001 and its' principal commitments consisted of obligations under operating leases. These commitments and the execution of the Company's business plan, together with the funding of anticipated operating losses, will require working capital in excess of the Company's current cash reserves, which the Company believes are sufficient to sustain its operations at current levels until at least June 2001.

     The Company anticipates funding its immediate working capital requirements through a debt or equity financing and its longer-term working capital requirements from potential future revenues generated from customers and additional financings, if needed. The Company does not currently have any commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all. Furthermore, if the Company raises additional working capital through the sale of equity securities, its shareholders will experience dilution. If the Company is unable to secure additional financing in the immediate future it will be required to materially reduce the scope of, or terminate, its operations.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2001, the Company made the following sales of unregistered securities:

     In January 2001, the Company sold 2,900,000 shares of common stock and warrants to purchase an additional 700,000 shares of common stock to one institutional investor for proceeds of $1,506,384, net of $233,616 of cash financing costs. The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

     (b) Reports on Form 8-K: During the three months ended March 31, 2001, the Company filed one Form 8-K/A containing one Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) with a report date of November 27, 2000.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PCSUPPORT.COM, INC.


     Date: May 11, 2001       By:         /s/ Michael G. McLean
                                          ---------------------
                                              Michael G. McLean
                                    President and Chief Executive Officer


     Date: May 11, 2001       By:         /s/ David W. Rowat
                                          ------------------
                                              David W. Rowat
                                   Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

     Exhibit
     Number      Description
     ------      -----------

     10.1 Warrant Agreement dated January 12, 2001 between the Company and Meditor Capital Management (Bermuda) Limited.

     10.2        Amended A Warrant, B Warrant and C Warrant issued to ICE
                 Partners GmbH.

     10.3        Sublease between the Company and Inphogene Biocommunications
                 Inc.