Form 10KSB
period 2001-06-30
PCSUPPORT COM INC
filed 2001-10-15
CIK 1096915

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  ___________

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year: $1,341,783

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 17, 2001 was approximately $3,582,967, based upon the closing sale price of $0.30 as reported by the Nasdaq Over-the-Counter Bulletin Board on such date.

There were 15,736,662 shares of the Company's common stock outstanding on September 17, 2001.

Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

________________________________________________________________________________

 PART  I.....................................................................................................................   3
      ITEM 1.      DESCRIPTION OF BUSINESS...................................................................................   3
      ITEM 2.      DESCRIPTION OF PROPERTY...................................................................................  22
      ITEM 3.      LEGAL PROCEEDINGS.........................................................................................  23
      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................  23
PART I I.....................................................................................................................  23
      ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................................  23
      ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................  24
      ITEM 7.      FINANCIAL STATEMENTS......................................................................................  27
      ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................  27
PART II I....................................................................................................................  28
      ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                   EXCHANGE ACT.............................................................................................   28
      ITEM 10.     EXECUTIVE COMPENSATION...................................................................................   28
      ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................   28
      ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................   28
      ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.........................................................................   28


This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe,", "the Company believes, "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     We are a corporation formed under the laws of the State of Nevada on June 23, 1999 pursuant to the merger (the "Merger") of PCSupport.com, Inc. ("PCS") and Reconnaissance Technologies Inc. ("RTI"). PCS was the resulting entity from a prior merger of PCSupport.com, Inc. and Mex-Trans Seafood Consulting, Inc. ("Mex-Trans"). Mex-Trans was incorporated in the State of Texas on February 13, 1989 under the name "Mutual Produce, Inc." and later changed its name to "Mex-Trans Seafood Consulting, Inc."

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

Business of the Company

     Principal Products and Services and their Markets

          Market Overview

     Personal computers ("PCs"), whether they are of a desktop, laptop, or notebook type, suffer from a wide variety of technical problems that occasionally impair their performance, causing lost productivity and frustration for end-users. For example:

     . Software applications and operating systems, such as the popular Microsoft Office suite operating on the Windows operating system, are powerful tools, but are also therefore complex to use, particularly for novice users. Even experienced users occasionally need assistance to use the more complex functions found in even the most popular and common software applications.

     . Over time, PCs and their hard drives become cluttered with temporary files, missing drivers for applications and hardware peripherals. The registry, which acts as the "table of contents" for the PC can become cluttered and disorganized. The hard drive becomes fragmented from normal use. Consequently, over time, the PC performs more slowly, and is subject to crashes. Often, the end-user is not aware that he or she has a problem.

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

     Corporations are increasingly dependent upon the productivity of employees using desktop and notebook computers. Malfunctioning PCs can render employees significantly or completely unproductive. Employees who are unable to make full use of software applications also lose significant productivity.

     Corporations typically staff and maintain an internal help desk to assist employees in resolving computer and software technical and applications problems. Support requests typically range widely, from 0.5 to over 3.0 calls per month per user. Large corporations support their internal help desks by in sourcing and integrating a plethora of support tools and external services including:

     .    Local or national system integrators for hardware and LAN support.

     .    Telephone call-centers.

     . Help desk management software that includes applications for hardware and software applications asset tracking, change management, and tracking of support incidents.

     . Tools to expedite the diagnosis and repair by help desk technicians of malfunctioning PCs.

     .    User self-help tools and directories.

     Small and medium sized enterprises (SMEs) typically suffer similar problems from lost employee productivity due to technical problems, but do not have the budget to invest in insourcing and integrating a comprehensive technical support system. Typically, they have an internal help desk whose main requirement is to provide hardware, network and systems support, but are continually distracted, often providing user technical support at a superficial level.

     Small office/home office (SOHO) businesses often have no technical support systems at all, and must rely on the telephone call centers established by hardware and software vendors. Such centers provide notoriously poor service, with long wait times, and uneven response, and are often very expensive.

     Internet Service Providers (ISPs) sell dial-up and high-speed access to the Internet to consumers and SOHO subscribers. Frequently, subscribers have difficulty in accessing the Internet, particularly when first implementing the service. Internet access has rapidly become a commodity service, with few barriers to entry; differentiation to date has been accomplished largely on price alone. As a result, margins are thin, and ISPs have typically not had the funds to invest to provide good technical service to their subscribers. Churn rates can reach 2 - 3% of an ISP's subscriber base, per month.

     PC vendors and PC retailers are also obligated to provide technical support to their customers. Many sell extended warranty packages. Service and support are typically provided by telephone call centers as described previously. Often the warranty obligation is assumed by a third party warranty provider.

     The growing popularity of the Internet provides new options to significantly improve the levels of satisfaction among end-users and to lower the costs of support among corporations, ISPs, and vendors. From 1998 onwards, many companies began to offer "point solutions", or solutions that address a narrow range of technical support problems, and that use the Internet as their delivery platform, including but not limited to the following:

     . Online (meaning "over the Internet") virus scans, and downloadable and updateable of virus solution libraries.

     . Knowledgebases of solutions to technical problems, many with natural language search engines to allow users easier access to the information they hold.

     .    Email and online chat access to technicians.

     .    Online updates for drivers and software bug fixes.

     . Technical forums where users can ask questions online and have them answered by one or more technicians loosely affiliated with such online technical forum.

     .    Remote diagnostic and repair technologies.

     The Internet provided the basis for one of the first World Wide Web-based support tools, a new support product, the support portal. As defined by the market research firm International Data Corp., a support portal is a destination Web site where a third party, which is not a software vendor or a hardware vendor, provides technical support information on software and hardware technologies, using a variety of methods and tools, often charging on a per-incident basis, all delivered over the Internet. Consumer end-users were the primary target customers for support portals. In 1999 and 2000, the first of the support portals were introduced, with ourselves and several other companies, including McAfee.com, all.com, Techknow-how.com, and Service 911 (now known as Attenza) among those launching support portals. The largest PC manufacturers, including Dell, IBM, HP, Toshiba, Gateway and Micron, introduced their own support portals in 2000. In general, these support portals aggregate a number of point solutions to solve a broad range of PC technical problems.

     To date, support portals customized to meet the needs of specific companies have not succeeded in penetrating the corporate space. In our opinion, the time and effort required to source, evaluate, purchase, and integrate a number of point solutions to provide a complete technical support platform are large, increasing the risk of such a project. The time and effort required to customize a portal for a specific corporate application and to integrate it into a corporation's overall Internet or intranet strategy are also large, thereby increasing the risk for both the portal developer and the corporation.

     In 2001, we responded to these challenges by developing the support industry's first support application. As described more fully under "Products and Services", our Technical Support Application, which we market under the trade name "MyHelpDesk", is a standard, lightly branded software application, which a user may access directly from its desktop or mobile system. A user selecting the Technical Support Application has access to the full range of our online support services, as described below. We deliver online and telephone-based technical support variously from our trained technicians located at its head office in Burnaby, British Columbia.

     MyHelpDesk also incorporates sophisticated support incident tracking and service level monitoring reporting tools. The online support services combined with the tracking and reporting tools provides a complete capability to allow corporations to outsource their technical support problems to us. The standardized Technical Support Application allows us to implement a fully functional solution for a corporation in approximately one week, with minimal upfront investment. This reduces the risk on both parties and thereby shortens the sales and implementation cycles.

     As a result, we have entered the market for corporate help desk outsourcing, with our MyHelpDesk support Technical Support Application as the delivery application. Corporations can now outsource to us Level 0, 1, and 2 support problems, which we define as follows:

     .    Level 0 are problems which the users can solve themselves, with online directories or other published information, without the assistance of a trained technician;

     .    Level 1 are simple application support problems in which the user needs assistance to use an application or feature but in which the PC is not malfunctioning;

     .    Level 2 are problems with malfunctioning hardware, software, operating systems, or a combination thereof, which require further research by a trained technician, but can be repaired with minimal downtime and without replacement or major inconvenience to the user.

     Level 0, 1, and 2 technical problems comprise the majority of incidents now solved by corporate internal help desks. The Technical Support Application also allows our support technicians to escalate Level 3 incidents (those requiring major repair through a deskside visit or via service center) to the corporation's help desk. We believe that we can resolve Level 0, 1, and 2 incidents at much lower cost to our Corporate customers, thus freeing up the corporation's help desk technicians to resolve Level 3 incidents, and to address network and system issues for which they were trained and hired.

          Market Segmentation

We define the market in which we operate as having the following segments:

 .   Large Corporations: More than 2,500 PC users. As described above, these corporations have the budget and infrastructure to insource and integrate a number of internal and external support tools to provide a complete solution. Our Technical Support Application provides an outsourcing option for these corporations to handle after-hours and overflow technical support requests, as well as providing users with a means to help themselves. These needs are not critical to these corporations, and so we are not targeting this segment.

 .   Small and Medium Enterprises: 250 - 2,500 PC users. These companies are paying significant costs in attempting to deliver technical support from an internal help desk, sometimes complemented by technical point solutions and help desk management software. Because these solutions are also inefficient, their PC users are less productive while waiting for solutions to technical problems, equating to lost productivity and revenues. These companies are an ideal candidate for an outsourced help desk solution such as MyHelpDesk, and are our primary target.

 .   Small Business, SOHO, and Consumers: fewer than 250 PC users. These entities are too small to afford MyHelpDesk and are not a target for us at this time.

 .   Internet Service Providers: More than 1,000 subscribers for dial-up and/or high-speed Internet access. As described above, margins in the ISP space are very thin. Technical support for subscribers, typically offered by internal or external call centers, is notoriously poor. Many ISPs are now beginning to differentiate their offerings based on a higher level of service and support. Our Technical Support Application allows ISPs to add an online support component, thereby improving response times and resolution levels, at less cost. We have targeted this segment.

 .   PC Vendors, PC Retailers, and Third Party Warranty Providers: As described above, PC vendors and retailers typically provide technical support to purchasers through call centers, which are slow and often ineffective. The support obligation is often sold to a third party warranty provider. All three types of companies need to provide technical support and have the additional challenge of verifying that the PC user is a bona fide customer and has not voided his or her warranty. We have recently entered into an agreement with Sears, Roebuck & Co., a major U.S.-based retailer, to provide technical support to all its customers who purchased a PC from Sears. We anticipate expanding the scope of services offered to Sears and Sears's customers within the next 12 months, subject to Sears confirming its desire to receive these additional services.

       Our PC Support Center also offers a comprehensive eSupport solution on a subscription basis directly to consumers, although we have not been generating significant revenues to date from this service.

       Products and Services

       MyHelpDesk is a Web-based mechanism for delivering support services for computer software and hardware to corporations for their employees, customers, and other users. MyHelpDesk aggregates a number of support services, including interactive online technical trouble-shooting, a user self-help knowledgebase, and telephone support.

               Technical Support Application

     MyHelpDesk v3.0 is a comprehensive Web-based technical support application that enables corporations and institutions to provide their employees and users with uniform access to what we consider to be best-in-class support tools and services that promote increased user productivity, while reducing the costs associated with support delivery and operations, and their ongoing maintenance.

     Through its combination of providing access to experienced technical support staff, usable support content, and best-of-breed technology, integrated with a support-focused process, MyHelpDesk v3.0 empowers corporations and institutions to enable their employees and users to select the support method that is best suited to both their individual level of expertise and the specific problem that they have, providing them with quick, accurate answers to their support problems, reducing downtime, lost user productivity, and support costs.

     MyHelpDesk v3.0 interfaces between users requiring support and our support
agents.   It includes a number of "agent-facing" tools that enhance the support agent's ability to communicate with the user and deliver support. MyHelpDesk v3.0 also incorporates strong "user-facing" capabilities, providing users with a more convenient, comfortable, systemic process to accessing support options and their support incidents.

     The MyHelpDesk system also provides target companies with the integration of front-end support services with back-end operations, and provides them the tools to have total control over those integrated processes. This integration and control provides the basis for MyHelpDesk v3.0's robust user incident tracking, session history, and problem and usage reporting mechanisms. Additionally, the Technical Support Application can be integrated with a target company's existing support data, as well as their existing help desk application, if any, providing them with a seamless, end-to-end support application.

     User View. Users with technical support problems have 3 options through the MyHelpDesk system:

       1. Self-Help: They can resolve their Level 0 problems themselves through a self-help tool in the MyHelpDesk system. The self-help tool, called FirstHELP, is an online directory providing the user access to Web-based support resources for over 2,200 hardware and software products. The directory was acquired in our purchase of the assets of MyHelpDesk, Inc. (see "Technology Acquisitions".)

       2. New Problem: Users can connect to one of our support agents, called "support experts", through email ("Email an Expert") or live chat ("Chat with an Expert") depending on how quickly a resolution to the problem is required. Chat allows real-time interaction; email response takes between 2 and 24 hours. In live chat mode, for difficult Level 2 problems, the user may give the agent permission to take control of the user's PC to remotely solve the problem ("Desktop Sharing"). ISP customers and some corporate users also have the option of contacting a support agent via telephone ("Phone an Expert").

       3. Previous Problem: If the user has experienced the problem previously, they can search their problem history database to find the solution suggested previously.

     Agent View. Once the support agent receives the new support incident,
     ----------
     MyHelpDesk provides them with a series of tools so that they may help the user to a resolution to their problem. All actions are logged in the incident-tracking database. If the support agent is unable to resolve the user's issue, the incident and all of its accompanying information can be escalated to the customer's Level 3 internal support agents, in most cases, directly through integration with the customer's existing help desk application.

     Future Products.

     We intend to add new features to the Technical Support Application. The Connection Wizard, with enhancement, addresses Internet connectivity problems, currently the most pressing technical support requirement for ISPs. The electronic birth certificate (eBC) allows the automatic harvesting of the complete hardware and software profile of any PC. This permits automatic verification of warranty entitlement and expedites a solution of certain technical problems, as described above. Development of the eBC began in 2000, and will continue when we have defined a specific customer application.

     Distribution Methods of Products and Services

     We are currently marketing our services to SMEs and ISPs primarily through our direct sales force, with offices in Burnaby, BC, Ottawa, ON, Houston, TX and Atlanta, GA. A number of resellers are evaluating our Technical Support Application as a potential resale opportunity. One, Usefulware, based in the US mid-west, has resold the Technical Support Application to a small number of US-based ISPs.

     Revenue Generation

We intend to earn revenues in any or all of the following ways:

     (a)  Monthly Subscription Fees

     In the SME and ISP market segments, our primary source of revenue is from selling subscriptions to the corporations based on a fee per user per month. Subscription rates depend upon the average number of incidents per user per month. When a customer exceeds the maximum number of incidents in any month, there is an overage charge. There is also a minimum charge per month for each customer.

     (b)  Setup Fees

We charge customers a setup fee depending upon the amount of work required to integrate their user database into the Technical Support Application.

     (c)  Business Validation Trials

To accelerate the sales cycle to SMEs, we sell a two-week business validation trial, to enable the prospective client to use the Technical Support Application in its internal environment.

     (d)  Consulting Engagements

We also sell and provide consulting services to corporations to examine their technical support systems, and to recommend solutions.

     (e)  Software License Fees

For certain stand-alone products, such as the Connection Wizard, we charge a fee for each user license sold. In fiscal year 2001, we made the Connection Wizard commercially available to TELUS Advanced Communications for approximately $400,000 under a development and licensing agreement that extends through June 2002.

     (f)  Per-Incident Fees

     Some SMEs and ISPs prefer to purchase technical support on a per-incident basis, in lieu of a monthly subscription.

     There can be no assurance that we will be able to negotiate agreements that will generate sufficient revenue or profits for us. Failure to successfully negotiate such agreements will have a material adverse impact on our business.

     Technology Acquisitions

     In addition to our own research and development, we seek to acquire technology, software, and products to enhance our products and services through licensing agreements and purchases. Such acquisitions include the following:

          Remote Diagnostics, Inc.

     In July 2000, we received a worldwide, nonexclusive, irrevocable license for software from Remote Diagnostics, Inc. that enables us to customize and improve dial-ups and Digital Subscriber Loop (DSL) connections of end-users to their ISPs and the Internet. We paid a fee paid for the license of 100,000 shares of our common stock plus US$100,000 in cash. We are obligated to issue warrants for up to an additional 266,666 shares of our common stock if we reach certain sales milestones. These milestones were not reached during fiscal 2001.

          Tavisco Ltd.

     On September 15, 2000, we acquired substantially all of the assets of Tavisco Ltd. ("Tavisco"), a producer of anti-virus services and products. Tavisco designs, develops, and provides state-of-the-art virus diagnostic products for computer service professionals. Its products include virus scanners and cleaners, a full-featured anti-virus protection system, and a rapid screening test that protects against virus infections. The purchase price for Tavisco's assets consisted of 200,000 shares of our common stock (with up to 100,000 of these shares subject to cancellation under certain circumstances) and a cash payment of US$50,000. In November 2000 we agreed to assign back to Tavisco certain of the intellectual property that we had acquired from Tavisco, and Tavisco agreed to the cancellation of 50,000 shares of the common stock, which were subject to cancellation under certain circumstances. In the future, we intend to develop an Internet version of Tavisco's virus-scanning software to provide online scanning and virus removal in the future, but are not actively developing any virus remediation software at this time.

          MyHelpDesk, Inc.

     In November, 2000 we acquired all of the assets and certain liabilities of MyHelpDesk, Inc., a provider of live technical support, proactive maintenance services, software updates, virus scans, online backup, email support newsletters, and an extensive knowledgebase of computer self-help directories. This allowed us to incorporate the world's largest directory of web-based computer and software help and productivity resources into the Technical Support Application.

     Under the terms of our asset purchase agreement with MyHelpDesk, we issued 1,000,000 shares of our common stock to MyHelpDesk, provided cash advances of US $1,356,376 and are required within twelve months following this initial issuance to issue an additional 387,500 shares of common stock to MyHelpDesk and 112,500 shares of common stock to eight former employees of MyHelpDesk, with the number of shares to be issued in the subsequent issuances being subject to reduction in the event we assume additional liabilities upon certain breaches of the representations and warranties of MyHelpDesk under the Asset Purchase Agreement.

     Competitive Business Conditions and our Competitive Position

     While we believe that the aggregation of our services is unique, there are only limited barriers to entering into the field of Web-based technical support services. And, while we expect competition to intensify in some areas, we are also seeing a decrease in competition in others due to the consolidation and elimination of companies. Although we believe that only a few competitors may be able to provide services similar to our services just as efficiently, many of our potential competitors have substantially greater financial, marketing, service, customer support, and research and development resources than we do. Additionally, while we are optimistic, there can be no assurances made that we will be able to develop a significant market for any of our services against these competitors.

     The following types of companies currently compete in the corporate outsourced help desk services market:

   . Large system integrators, such as Electronic Data Systems (EDS), IBM,
     Computer Sciences Corporation (CSC), and Unisys, offer outsourcing services for multiple Information Technology (IT) functions, such as project management, help desk support, network design and operations, systems installation, and complete business process outsourcing (BPO). Their services are usually best-in-class, as is the price for their services. Their implementation cycles tend to be longer than other companies', and their agreements are usually long-term. These companies are typically very large organizations, and have a tendency to also work with very large organizations. To date, they have not been focused directly on the market segments where we compete.

   . Conventional telephone call centers, such as Stream, Sykes, Sitel, Convergys, and APAC, typically offer outsourcing for live support through a variety of means, including telephone, email, chat, and other methods. Telephone call center outsourcers are typically large companies. These companies have successfully targeted the help desk outsourcing segment of the corporate help desk market, competing, for the most part, on price, and winning contracts from large system integrators and corporations. With decades of experience, they have achieved an impressive efficiency in telephone call center operations. The telephone, however, is an inefficient support delivery system. It relies completely on a one-to-one conversation with an agent and a user, and is inherently non-scaleable in the way that the Internet now permits. Telephone call center vendors are attempting to evolve their business and business models to address automated and Web-based support models and technologies; but their core business and cost structure remains phone-centric.

     Pricing for call centers vary depending on the Service Level Agreement
     (SLA).  Typical rates are:

     Per seat per month  $ 8.50 to $36.00 US

     Per incident        $17.00 to $44.00 US

     Per minute          $ 1.00 to $ 2.00 US

   . Point solution providers, such as Attenza, Aveo, ePeople, Motive, Previo,
     RightNow, and Support.com, offer a variety of tools - such as self-service, self-healing, maintenance, or optimization. Their technologies may be integrated within an existing corporate environment, or they may be sold as an integrated component through a partnership with another solutions vendor, such as with an integrated help desk technology. While these point solutions are typically technologically strong, they require a significant upfront time and cost investment by the licensing company, as described previously.

     Sample pricing:

     RightNow: The entry-level version is priced at $50,000 US. A hosted solution is available for monthly fees.

     Support.com: A license for their tool is $70 US per end user per year (list price).

   . Integrated help desk vendors, such as Peregrine, Remedy (soon to be part of Peregrine), Network Associates' Magic Solutions, UniPress, and FrontRange Solutions, are another point solution provider, typically offering complete contact and incident tracking capabilities, supplemented by asset management and change management systems. Their offerings may be stand alone, or they be integrated as a total package with some additional support services, such as technologies offered by other point solution providers. These vendors provide a strong core focus on tracking help desk incidents, contacts, and often provide strong Customer Relationship Management (CRM) data, yet most of these solutions do not provide any actual technical support. The delivery of technical support is typically left to the customers' internal help desks.

     Sample Pricing:

     FrontRange Solutions Heat: 5-year license for 20 seats (analysts) is priced at $48,000 US.

     UniPress' Footprints Help Desk Software for 5 analysts, 2 administrators:
     $8,000 US; the FootPrints Help Desk Software with 3 analyst licenses:
     $2,995 US.

     It is not uncommon that all of these technology types may be found coexisting on the same help desk.

     Partnerships continue to occur among various competitors. Attenza has announced partnerships with McAfee.com, Support.com, and OnTrack. ePeople lists Support.com and McAfee.com amongst its partners, and has created a support Web site for consumers, students, and small businesses with SITEL, named Seek The Geek.

     Additionally, within the market landscape, there is an ongoing consolidation with and between support companies. This is a sign that the industry is maturing. This consolidation has already begun to take place as companies jockey for position to offer a complete, end-to-end support solution, as is evident from the number of mergers and acquisitions that have occurred over the past 12 to 24 months.

     Sources of Materials

     The only significant materials, which we require to carry on our operations, are servers, Internet access equipment; telephone lines and other communication facilities are compact disks (also known as CD's). These are in each case readily available from a number of different manufacturers, vendors and service providers.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

     We do not hold any patents or trademarks. We are in the process of applying for certain trademarks, including "pcsupport.com" and "MyHelpDesk", but there can be no assurance that any such applications will be granted. We currently hold the following domain names: PCSUPPORT.com, GLOBALREPLACE.com, PCREPLACE.com, PDASUPPORT.com, PCSUPPORTCENTER.com, PCSUPPORTCENTER.net, PCRESTORE.com and RECON-

TECH.com. We are also applying for certain similar domain names in jurisdictions outside North America. Domain names are obtained by applying to Network Solutions, Inc., or one of a small number of other companies competing to register domain names, and paying a fee to register each unique domain name. While we have registered the foregoing domain names, there can be no assurance that we will be able to maintain these names in the future, or register further domain names, should we so require. The loss of the domain names could result in confusion for our customers, and a resultant loss of goodwill. In particular, the loss of the domain name PCSUPPORT.COM would have a material adverse impact on our business.

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

     Regulation

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulation applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Such new regulations could require us to expend significant resources to understand and comply with such regulations, which may have a material adverse impact on our business.

     We do not believe that current regulations governing the Internet and computer service industry will have a material effect on our current operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations.

     Research and Development

     For the years ended June 30, 1999, 2000 and 2001, we and our predecessor
(RTI), expended approximately $17,646, $948,754 and $1,531,225 respectively, on the development of our services. We expect to decrease research and development expenditures during the fiscal year ending June 30, 2002.

     Employees and Contractors

     As of September 15, 2001, we had 39 full-time employees employed as follows:

                                        Employees
                                        ---------
     Administration                         5
     Research and Development               7
     Marketing and Sales                    8
     Client Services                        1
     Technical Support                     18

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

          New and Unproven Business Model

     Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from a number of sources, currently consisting primarily of:

     .  PC vendors, PC retailers and third party warranty vendors

     .  Internet Service Providers

     As the market for our services is new and evolving, it is difficult to predict the size of the market, its future rate of growth, if any, or the level of prices the market will pay for our services. We are not certain that our business model will be successful or that we can generate revenue growth or be
profitable.   There can be no assurance that any increase in marketing and sales efforts will result in a larger market or increase in market acceptance for our services. We may sell service contracts to provide warranty services or bundle our services for a fixed fee based on only limited historical experience as to the level of expenditures we will need to incur to satisfy our contractual obligations. In order to increase our gross margins to acceptable levels from our existing and future contracts, we will need to migrate the end users of our services to a greater reliance on Internet use of our services rather than telephone support. We do not have enough experience to date to know whether we will be successful in effecting this migration. If markets for our services develop more slowly than expected or become saturated with competitors, or our services do not achieve or sustain market acceptance, or we are unable to set prices for our services that are sufficient to cover our costs and generate a profit, we will be unlikely to be able to successfully operate our business.

          History of Operating Losses and Anticipated Losses and Negative Cash Flow for the Foreseeable Future

     To date, we have incurred operating losses and negative cash flow from operating activities. We will need to generate additional revenue to achieve profitability and may need to significantly increase our expenditures for sales and marketing, content development, and technology and infrastructure development to enhance our business or to maintain our competitive position. We anticipate that our operating losses and negative cash flow will continue for at least the immediately foreseeable future. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. The auditors' report with respect to our financial statements for the fiscal year ended June 30, 2001 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

          Need for Additional Capital

     During fiscal 2001, we raised aggregate gross proceeds of $3,765,000 from the sale of common stock and $44,000 from the exercise of employee stock options. However, our current financial commitments and business plan will require working capital in excess of our cash reserves, which we are not sufficient to sustain our operations. We will need to secure additional financing (for which we do not have any commitments from any third party) by no later than the end of October 2001, or be forced to reduce the current level of or suspend our operations.

     In addition to our short-term need for additional financing, we may need additional capital in the future to support an increase in the scope of our operations or any potential shortfall in revenues. We anticipate funding any additional working capital requirements either through the proceeds from a private placement of our common stock or a debt financing, together with anticipated revenues generated from customers. We do not currently have any commitment from any third party to provide the potential debt or equity financing. We may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to secure additional financing when needed and our revenues are inadequate to provide the necessary working capital, we may be required to slow down or suspend our growth or reduce the scope of our then current level of business operations, any of which would have a material adverse effect on our business.

          We are Dependent on Several Large Customers

     Internet Services Management Group ("Skyenet"), an ISP, accounted for approximately 40% of our monthly recurring revenue base at the end of fiscal 2001. We have recently entered into an agreement to provide online technical support services to Sears-Roebuck ("Sears"). We anticipate that Skyenet and Sears will account for a substantial portion of our revenues in fiscal 2002 and potentially in subsequent years. However, the actual revenues from these two agreements will depend upon the usage of our services by Skyenet's and Sears' customers. The Skyenet agreement may be terminated by either party on 90 days notice. The Sears and Skyenet agreements also may both be terminated by those parties if we are unable to provide specifically defined levels of service under those agreements.

          Our Technical Support Application Will Need to Be Continually Enhanced

     Due to the constantly evolving nature of the Internet and related technologies, we must continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of our products. Our Technical Support Application will have to be updated and enhanced on a timely basis in order for us to compete effectively. There can be no assurance that we will have access to the working capital, technology, or skilled personnel and outside contractors necessary in order to deliver these updates and enhancements to the market on a timely basis.

          Control of Future Growth

     We may need to significantly expand operations to address potential growth in our customer bases, the breadth of our service offerings, and other opportunities. This expansion would strain our management, operations, systems and financial resources. To manage our recent growth and any future growth of our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and production staffs. We may need to hire additional personnel in various areas of our operations during the current fiscal year. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice, and may need to manage an increasing number of complex relationships with users, strategic partners and other third parties. The failure to manage this growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

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

          Dependence On Key Personnel and Need For Additional Personnel

     Our future success depends to a significant extent on the continued services of senior management, including Michael McLean, Steven Macbeth, Mark Tracey, Bruce McDonald and Bruna Martinuzzi. In addition, we believe that it may be necessary to hire additional senior management employees with sales and marketing experience in order to proceed with our current business plan.

     We have employment contracts with Messrs. McLean, Macbeth, Tracey and McDonald but these contracts do not require any of them to remain with us for any particular period of time. The loss of any of these senior managers would likely have an adverse effect on our business. Competition for personnel throughout the industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be materially adversely affected.

          The Market is Highly Competitive and We May Not Be Able to Compete Successfully Against Our Current and Future Competitors

     The market for PC support services through the Internet is a new and highly competitive market, which is subject to rapid change and has few barriers to entry. We face competitive pressures from numerous actual and potential competitors.

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

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. Existing and potential customers may perceive that competitor services are superior to ours. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm our business.

          Brand Recognition

     To attract users we must develop a brand identity and increase public awareness of the services we offer. To increase brand awareness and revenue, we intend, to the extent we have adequate financial and other resources to do so, to substantially increase our advertising and promotional efforts. Our marketing activities may, however, not result in increased revenue and, even if they do, any increased revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our business.

          Reliance on Technology Partners

     Many of the online support technologies used in the Technical Support Application are licensed from unrelated third parties or have been acquired from third parties, and we anticipate that we will need to gain access in the future to additional technologies through licenses or acquisitions. We are highly reliant on the technologies that we license or have acquired. There can be no assurance that our licensors will take the necessary steps to assure that these technologies will keep pace with technological changes. There also can be no assurance that our licensors will continue to grant us licenses in the future. We also may encounter unanticipated difficulties in integrating the technologies that we license or the technologies, personnel or operations that we acquire with our existing technologies or operations. The loss of the right to use one or more of these technologies or our inability to successfully integrate these technologies with our existing technologies may have a material adverse effect on our business.

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

          Intellectual Property Protection

     We may be unable to acquire or maintain trademark or Web domain names in the United States and other countries in which we may conduct business. We have applied for trademark protection for the names "pcsupport.com" and "MyHelpDesk" and currently hold various relevant domain names, including PCSUPPORT.com, GLOBALREPLACE.com, PCREPLACE.com, PDASUPPORT.com, PCSUPPORTCENTER.com, PCSUPPORTCENTER.net, PCRESTORE.com, and RECON-TECH.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand names and other proprietary rights.

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

     We rely on confidentiality, non-disclosure and non-competition arrangements with our employees, representatives and other entities engaged in joint product or business development with us, and expect to continue to enter into such agreements with such persons. There can be no assurance that these agreements will provide meaningful protection. There can be no assurance that other companies will not acquire and use information that we consider to be proprietary.

          System Disruptions

     Our ability to attract and retain subscribers depends on the performance, reliability and availability of our services and network infrastructure. We may experience periodic service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties upon whom we rely to provide service or support. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, denial of service attacks and similar events could damage these systems and interrupt our services. Computer viruses, electronic break-ins or other similar disruptive events also could disrupt our services. System disruptions could result in the unavailability or slower response times of our Technical Support Application, which would lower the quality of our customers' experience. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. In addition, our customers will be dependent on Internet service providers and other Web site operators for access to our Technical Support Application. These providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet network infrastructure may not be able to support continued growth. Any of these problems could adversely affect our business.

          Failure of Online Security Measures

     Our relationship with our customers would be adversely affected if the security measures that we use to protect their personal information were ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

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

          Development and Maintenance of the Internet and the Availability of Increased Bandwidth to Users

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce. Our business will depend on the ability of our customers to use our Technical Support Application without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and resultant limits to access to our Technical Support Application. This will depend upon the maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The failure of the Internet to achieve these goals may reduce our ability to generate significant revenue.

     Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of products and services, which would cause its revenue to decrease. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not
be developed successfully or in a timely manner.   Even if these products or
services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

          We May Need to Change the Manner in Which We Conduct Our Business if Government Regulation Increases or Changes

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

     If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the provision of our services, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes on the provision of our services in any state. However, one or more states may seek to impose sales tax collection obligations on companies, which engage in or facilitate the provision of services on the Internet. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from the provision of our services. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the provision of our services, our results of operations could be adversely affected.

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

          Collection of Taxes

     As our business grows, we hope to generate sales from consumers and businesses around the world. Each jurisdiction collects sales taxes of various kinds in different ways. We may need to quickly develop an understanding of a myriad of tax regimes and to customize our electronic commerce and accounting systems to collect and remit such taxes for each one. There can be no assurance that we will be able to develop an understanding of every system and collect and remit such taxes in a timely manner. Failure to do so may expose us to significant sanctions, penalties and fines that may have a material adverse impact on our business.

          Operating Results May Prove Unpredictable, and May Fluctuate Significantly

     Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, in the future the operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Factors that may cause operating results to fluctuate significantly include the following:

       .  rapid changes in the prices and costs of online services
       . fluctuations in the levels of users served by our Technical Support Application and the amount of time that users spend on the Technical Support Application using labor intensive online support services
       . new Web sites, services or products introduced by us or by our competitors
       . the timing and uncertainty of advertising sales cycles and seasonal declines in advertising sales
       . general economic conditions, as well as economic conditions specific to users of our services and the public markets for Internet-related companies

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

       . the announcement of large and noteworthy business deals by our competitors or us our quarterly results of operations

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

          Executive Officers, Directors and Major Stockholders Exercise Significant Control

     As of September 1, 2001, our executive officers and Directors and the holders of 5% or more of our outstanding common stock together beneficially owned approximately 26.1% of the outstanding common stock. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of Directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     We maintain our principal place of business at Suite 300-3605 Gilmore Way, Burnaby, British Columbia, Canada V5G 4X5, where we lease approximately 24,750 square feet at an annual rate of (Cdn.) $17.00 per sq. ft., plus operating costs of approximately (Cdn.) $7.00 per square foot per annum. This lease will expire on August 31, 2005. Most of our operations, sales, services and administration are conducted from our offices in Burnaby. We anticipate that the space provided by these facilities will be sufficient to meet our requirements for at least the next twelve months.

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

     The following table shows the range of high and low bid quotations for our common stock reported by the OTC Electronic Bulletin Board in each fiscal quarter during the past two fiscal years. The information has been adjusted for all periods presented to reflect the reverse stock split of our common stock, which occurred in 1999.

                   Quarter Ended              High        Low

                   September 30, 1999         $2.00      $0.56
                   December 31, 1999          $1.94      $0.88
                   March 31, 2000             $9.69      $0.97
                   June 30, 2000              $5.44      $1.94
                   September 30, 2000         $2.28      $1.25
                   December 31, 2000          $2.34      $0.63
                   March 31, 2001             $1.06      $0.38
                   June 30, 2001              $0.50      $0.33

     These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     As of June 30, 2001, there were approximately 236 record holders of our common stock.

     We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

     In July 2000, we issued 100,000 shares of our common stock to Remote Diagnostics, Inc. as partial payment for a license of certain technology that we received from that company. The issuance of these securities was considered by us to be exempt from registration under the Securities Act of 1933 in reliance on section 4(2) of the Securities Act and Regulation D thereunder as a transaction not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, other than statements of historical fact, included in this Form 10-KSB involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the need to raise additional capital, uncertain markets for our products and services, our dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies that we use for the PC Support Center and PC Support Application or develop or license other functionally equivalent technologies. This Management's Discussion and Analysis should be read in conjunction with our consolidated Financial Statements for fiscal year ended June 30, 2001, included herein.

     Overview

     PCsupport.com, Inc. is a provider of outsourced technical support solutions for businesses and consumers. We specialize in providing online, proactive, and user-focused technical support (eSupport) services to personal computer users worldwide. We provide eSupport solutions through our Technical Support Application to businesses who have an obligation to provide technical support to their employees or customers. Our PC Support Center offers a comprehensive eSupport solution directly to consumers, which is designed to reduce technical support costs and increase user satisfaction, although we have not been generating significant revenues from this service.

     Results of Operations for the years ended June 30, 2001 and 2000

     Revenue

     Total revenue increased to $1,341,783 for the year ended June 30, 2001 from $29,482 for the year ended June 30, 2000. Revenue from service contracts accounted for $1,265,448 of the fiscal 2001 revenue, and for all of the fiscal 2000 revenue. The balance of the fiscal 2001 revenue was from sub-leases of certain of our premises. The increase in service contract revenue of $1,235,966 from fiscal 2000 levels is primarily due to the introduction of our Technical Support Application to one of our key target markets, the Internet Service Provider market space. Service revenue was primarily earned from commissioning fees and the sale of eSupport services. Fiscal 2000 revenues of $29,383 were the result of sales of the since-discontinued online backup service.

     Cost of Support center and online back-up

     The Cost of the Support Center consists primarily of direct labor and related costs associated with delivering eSupport services through our Technical Support Application, including payments to third parties for services rendered, Internet connections, and costs of license fees under technology license agreements. Cost of license fees and services increased to $2,013,545 for fiscal 2001 from $208,339 for fiscal 2000. The increase in Support Center Cost of $1,805,206 during fiscal 2001 is primarily a function of the increase in personnel required to serve a growing customer base, as well as an increase in contracted telephone support costs resold as part of our service package. These expenses can be expected to continue to increase in relationship to potential growth in revenues. Costs of $208,339 in fiscal 2000 were primarily related to the provision of online backup services, which is no longer part of our operations. We anticipate that there will be a significant lag between incurring the expenses to support the offering of our Technical Support Application and generating potential significant revenues from these expenditures.

     Development Costs

     Development costs consist primarily of payroll and related expenses for research and development personnel. Development costs increased to $1,531,225 for fiscal 2001 from $948,754 for fiscal 2000. The increase of development costs of $582,471 from fiscal 2000 to fiscal 2001 is primarily the result of increased personnel employed in Development.

     Our primary research and development effort will be to continue to add features to the PC Support Application and to release subsequent versions during the next year. Due to the constantly evolving nature of the Internet and related technologies, we will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the Technical Support Application. There is no certainty that the historical levels of expenditures in product development will be sufficient to maintain our product as competitive, and expenditure levels may need to be increased.

     Marketing and Promotion

     Marketing and promotion consists primarily of payments to third parties for web portal advertising and payroll and related expenses for marketing personnel. Marketing and promotion expenses increased to $2,353,749 in fiscal 2001 from $1,602,317 in fiscal 2000. The increase of $751,432 during fiscal 2001 from fiscal 2000 levels was largely due to commitments under co-branding and advertising agreements, and to a lesser extent due to an increase in the number of marketing personnel. In November 2000, we terminated one advertising agreement, significantly reducing marketing and promotion current period expenses and future commitments. We have no plans to undertake material marketing efforts at this time due to limited resources. However, marketing efforts will be increased as and if funds permit.

     General and Administrative

     General and administrative consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expenses incurred during fiscal 2001 increased to $2,371,476 from $1,369,973 for fiscal 2000. These increases were primarily due to increases in the number of administrative personnel and increases in legal, accounting and other consulting costs incurred in connection with the expansion of business activities and our operations as a public company.

     Depreciation and Amortization and Write-down of Intangible Assets

     We recorded depreciation, amortization and a write-down of intangible assets totaling $2,895,546 for fiscal 2001, compared to $108,972 during fiscal 2000. These increases are primarily due to the amortization of our intangible assets over their estimated useful lives which management estimates range from two to three years. Amortization increased as a result of significant intangible asset additions resulting from acquisitions in fiscal 2001. In addition, we wrote down the carrying value of intangible assets acquired pursuant to the November 2000 acquisition of the assets of MyHelpDesk, Inc. by $2.0 million in March 2001 (from $2.9 million to $.9 million), as a result of our subsequent decision to terminate the employment of all but one of the employees at the former MyHelpDesk company, to close the former MyHelpDesk office and re-write the enabling software and modify the directory architecture to incorporate the acquired self-help directories into products related to a revised marketing strategy.

The estimated fair value reflects the value of the remaining assets including the code and directory of the self-help directory tool now incorporated into our Technical Support Application.

     Interest Income (expense), net

     Net interest income includes interest income from cash and cash equivalents offset by interest expense. During fiscal 2001 we had net interest income of $199,389 as compared to a net expense of $2,756,572 in fiscal 2000. The net interest expense from fiscal 2000 resulted primarily from a non-cash charge due to the amortization of the beneficial conversion feature value and the fair value of warrants issued as a discount on convertible promissory notes. We do not expect a net interest income circumstance to occur in future periods, as we will likely be required to work with lower cash reserves, and may have to finance future operations through interest bearing debt.

     Liquidity and Capital Resources

     Net cash used in operations was $5,949,609 in fiscal 2001 compared to $3,501,341 for the same period in the prior year. Net cash used in operations in the period was largely the result of net losses and an increase in trade receivables, partially offset by reductions in prepaid expenses and deposits and an increase in deferred revenue. Net cash used in investing activities was $2,074,339 during fiscal 2001 compared to $513,934 in fiscal 2000. The increases were primarily due to the cash costs of acquisitions and investment in equipment and licenses during the period. Net cash provided by financing activities was $3,361,191 in fiscal 2001, and $8,368,756 in fiscal 2000. The reduction in financing activities from fiscal 2000 to fiscal 2001 is in part a reflection of an overall downturn in the equity markets. Management sees no positive change to the equity markets in the foreseeable future, and anticipates that the raising of equity financing will remain more difficult than in prior years.

     We had negative working capital of ($55,491) at June 30, 2001 and our principal commitments consisted of obligations under operating leases. These commitments and the execution of our business plan, together with the funding of anticipated operating losses, will require working capital in excess of our current cash reserves, which we believe are sufficient to sustain our operations at current levels until the end of October , 2001.

     We anticipate funding our immediate working capital requirements through a debt or equity financing and our longer-term working capital requirements from potential future revenues generated from customers and additional financings, if needed and possible to obtain. We do not currently have any commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through the sale of equity securities, our shareholders will experience dilution. If we are unable to secure additional financing in the immediate future we will be required to materially reduce the scope of, or terminate, our operations.

ITEM 7.  FINANCIAL STATEMENTS.

     Our consolidated financial statements and the accompanying report and notes thereto, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.1            Articles of Incorporation of the Company dated as of April 5, 1999.*

3.2            Articles/Certificate of Merger of the Company dated as of April 5, 1999.*

3.3            Certificate of Correction of the Company dated as of June 2, 1999.*

3.4            Articles of Merger of the Company dated as of June 21, 1999.*

3.5            Bylaws of the Company.*

4.1            Specimen Stock Certificate****

4.2            Form of Warrant issued to former RTI warrant holders in connection with the
               Merger of the Company.*

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

4.6            Form of Warrants issued to Purchasers in February, 2000 Unit Offering.***

4.7            Form of Convertible Notes issued on February 29, 2000.***

4.8            Form of "A" Warrant issued on March, 10, 2000 to Mike Lee & Associates.***

4.9            Form of "B" Warrant issued on March, 10, 2000 to Mike Lee & Associates.***

4.10           Form of Warrants issued to ICE Holdings North America, L.L.C. on June 23, 2000.******

4.11           Form of Convertible Debenture issued to investors in July 2001 Unit Offering.

4.12           Form of Warrants issued to Investors in July 2001 Unit Offering.

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

10.28          Engagement Letter dated as of March 21, 2000 between the Company and ICE
               Holdings North America, L.L.C.****

10.29          Content License Agreement, dated as of April 4, 2000, between the Company and AltaVista Company.****+

10.30          Advertising Agreement, dated as of April 7, 2000, between the Company and
               AltaVista Company.****+

10.31          Lease, dated as of June 1, 2000, between the Company and Discovery Parks
               Incorporated.*****

10.32          Services Distribution Agreement dated as of July 31, 2000 between the
               Company and ManagedStorage International.******

10.33          Revision to engagement letter dated May 20, 2000 between the Company and
               ICE Holdings North America, L.L.C.******

10.34          Asset Purchase Agreement with Tavisco Ltd. dated September 15, 2000.******

10.35          Letter of Intent between Company and MyHelpDesk dated September 7, 2000******

10.36          License Agreement dated September 24, 2000 between the Company and Remote
               Diagnostics, Inc.******

10.37          Promissory Note dated as of July 25, 2000 between the Company and Coffin
               Partners, LLC Series C*******

10.38          Subscription Agreement dated as of July 25, 2000 between the Company and
               Coffin Partners, LLC Series C*******

10.39          Sub-Lease Agreement between Pcsupport.com and Chalk.com.********

10.40          Second revision to engagement letter dated May 20, 2000 between the
               Company and ICE Holdings North, L.L.C. dated November 28, 2000.********

10.41          Service Contract dated as of May 14, 2001 between the Company and Sears,
               Roebuck and Co.++

10.42          Service Contract dated as of March 13, 2001 between the Company and
               Internet Services Management Group, Inc.++

10.43          Severance Arrangement between the Company and Mr. R. Glath dated November
               27, 2000.*********

10.44          Amendment to Severance Arrangement November 27, 2000 between the Company and Mr. R. Glath dated January 30, 2001.*********

10.45          Mutual Release and Settlement Agreement dated November 27, 2000 between the Company and Alta Vista Company.*********+

10.46          Third Revision to Engagement Letter dated March 21, 2000 between the
               Company and Ice Holdings North America, L.L.C.. dated December
               22, 2000.*********

10.47          Warrant Agreement dated January 12, 2001 between the Company and Meditor
               Capital Management (Bermuda) Limited.**********

10.48          Amended A Warrant, B Warrant and C Warrant issued to ICE Partners GmbH.**********

10.49          Sublease between the Company and Inphogene Biocommunications Inc.**********

10.50          Asset Purchase Agreement between the Company and MyHelpDesk dated November 27, 2000.***********

10.51          PCSupport.com, Inc. 2000 Stock Option Plan.************

21.            Subsidiaries.******

23.1           Consent of Accountants.

*            Incorporated by reference to the Company's Form 10-SB filed on
             October 18, 1999.
**           Incorporated by reference to the Company's Amendment No. 2 to Form
             10-SB filed on January 12, 2000.
***          Incorporated by reference to the Company's Report on Form 10-QSB filed on May 15, 2000.
****         Incorporated by reference to the Company's Form SB-2 filed on May
             24, 2000.
*****        Incorporated by reference to the Company's Form SB-2A filed on June
             19, 2000.
******       Incorporated by reference to the Company's Form 10-KSB filed on
             September 28, 2000.
*******      Incorporated by reference to the Company's Report on Form 10-QSB filed on November 16, 2000.
********     Incorporated by reference to the Company's Form SB-2 filed on
             December 12, 2000.
*********    Incorporated by reference to the Company's Report on Form 10-QSB filed on February 14, 2001.
**********   Incorporated by reference to the Company's Report on Form 10-QSB filed on May 14, 2001.
***********  Incorporated by reference to the Company's Report on Form 8-K filed on December 8, 2000.
************ Incorporated by reference to the Company's Report on Form S-8 filed on January 17, 2001.

+ Certain portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

++ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

     (b)  Report on 8-K

          None

                              PCSUPPORT.COM, INC.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        PCSUPPORT.COM, INC.
                                        (Registrant)

Date: October 12, 2001             By
                                        /s/ Michael G. McLean
                                        -------------------------------------
                                        Chairman of the Board, President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 12th day of October, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                               Title                                Date
---------                               -----                                ----
/s/ Michael G. McLean                   Chairman of the Board, President     October 12, 2001
----------------------------            and Chief Executive Officer
Michael G. McLean

/s/ Steven W. Macbeth                   Director, Chief Financial Officer    October 12, 2001
----------------------------
Steven W. Macbeth

/s/ Jerome Deluccio                     Director                             October 12, 2001
----------------------------
Jerome Deluccio

/s/ Michael S. Hillhouse                Principal Accounting Officer         October 12, 2001
----------------------------
Michael S. Hillhouse

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
PCSupport.com, Inc.

We have audited the consolidated balance sheets of PCSupport.com, Inc. and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PCSupport.com, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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

United States generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in Canada. Application of accounting principles generally accepted in Canada would have affected results of operations for the years ended June 30, 2001 and 2000 and stockholders' equity as at June 30, 2001 and 2000 to the extent summarized in note 11 to the consolidated financial statements.


/s/  KPMG LLP

Chartered Accountants

Vancouver, Canada

September 12, 2001, except as to note 12(c) which is as of September 21, 2001

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

                                                                           2001                       2000
                                                                      --------------             ------------
Assets

Current assets:
     Cash and cash equivalents                                        $      486,533             $  5,149,290
     Trade accounts receivable, net of allowance (note 4)                    165,629                    4,053
     Other accounts receivable                                                73,004                   85,880
     Prepaid expenses and deposits                                           150,120                  446,973
                                                                      --------------             ------------

     Total current assets                                                    875,286                5,686,196

Restricted cash (note 2(f))                                                  220,000                        -
Property and equipment (note 5)                                              730,463                  411,817

Deferred acquisition costs                                                         -                   25,000

Intangible assets (note 6)                                                   990,674                    7,052
                                                                      --------------             ------------

                                                                      $    2,816,423             $  6,130,065
                                                                      ==============             ============
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                         $      897,404             $    657,050
     Deferred revenue                                                        253,373                        -
                                                                      --------------             ------------
     Total current liabilities                                             1,150,777                  657,050

Stockholders' equity (note 7):
     Common stock, $0.001 par value, authorized
       100,000,000 shares; issued 16,021,662 shares in
       2001 and 10,477,662 shares in 2000, including
       285,000  (2000 - 285,000) shares held by the Company                   16,022                   10,478
     Common stock to be issued (note 3(b))                                   625,000                        -
     Additional paid-in capital                                           18,625,839               13,765,041
     Deferred stock compensation                                             (61,905)                (387,563)
     Deficit                                                             (17,539,310)              (7,914,941)
                                                                      --------------             ------------
     Total stockholders' equity                                            1,665,646                5,473,015
                                                                      --------------             ------------
                                                                      $    2,816,423              $ 6,130,065
                                                                      --------------              -----------

Commitments and contingencies (note 8)
Subsequent events (note 12)

See accompanying notes to consolidated financial statements.

                      PC SUPPORT.COM, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                     (Expressed in United States dollars)

                      Years ended June 30, 2001 and 2000


                                                                                  2001                    2000
                                                                             -------------            ------------
Revenue:
   Service contracts                                                         $   1,265,448            $     29,482
   Sub-lease rental revenue                                                         76,335                       -
                                                                             -------------            ------------

                                                                                 1,341,783                  29,482

Operating expenses:
   Support center and online back-up                                             2,013,545                 208,339
   Development costs                                                             1,531,225                 948,754
   Marketing and promotion                                                       2,353,749               1,602,317
   General and administrative                                                    2,371,476               1,369,973
   Depreciation and amortization
      and write down of intangible
      assets (note 6)                                                            2,895,546                 108,972
                                                                             -------------            ------------

                                                                                11,165,541               4,238,355
                                                                             -------------            ------------

Loss from operations                                                            (9,823,758)             (4,208,873)

Interest income (expense), net
   (note 7(a)(ii))                                                                 199,389              (2,756,572)
                                                                             -------------            ------------

Loss for the year                                                            $  (9,624,369)           $ (6,965,445)
                                                                             =============            ============


Loss per common share, basic
   and diluted                                                               $       (0.73)           $      (1.01)
                                                                             =============            ============
Weighted average common shares
   outstanding, basic and diluted                                               13,151,878               6,884,464
                                                                             =============            ============


See accompanying notes to consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

                                                     Common shares             Common    Additional         Deferred
                                                 ---------------------    stock to be       paid-in            stock
                                                 Shares         Amount         issued       capital     compensation   Deficit
                                                 ------         ------    ------------   ----------     ------------   --------
Balance, June 30, 1999                            5,722,169     $ 6,007         -         $ 1,981,782   $  (198,909)   $   (949,496)

Exercise of warrants in July, 1999                   68,400          69         -              58,197             -               -
Shares issued in exchange for service                 4,160           4         -               6,504             -               -
Fair value of options issued to employees
  and consultants                                         -           -         -             600,900      (600,900)              -
Conversion of notes payable in January,
  net of $5,803 in cash financing costs
  (note 7(a)i))                                     350,000         350         -             494,747             -               -
Fully paid warrants issued as financing
  compensation cost (note (7(a)(ii))                      -           -         -           1,794,000    (1,794,000)              -
Beneficial conversion feature of notes
  payable issued in February
  (note 7(a)(ii))                                         -           -         -           1,000,000             -               -
Amortization of deferred stock
  compensation                                            -           -         -                   -     2,206,246               -
Sale of units in March and April, $2.00
  per share, net of $38,820 in cash
  financing costs                                   666,000         666         -           1,292,514             -               -
Sale of common stock in March, $2.00
  per share, $36,222 in cash financing
  Costs (note 7(c)(ii))                           2,054,000       2,054         -           4,069,724             -               -
Exercise of warrants in March for cash              140,600         141         -             188,263             -               -
Sale of common stock in April $2.00 per
  share                                              34,000          34         -              67,966             -               -
Sale of common stock in April, $2.125 per
  share, net of $175,694 in cash
  financing costs (note 7(c)(iv))                   645,000         645         -           1,194,286             -               -
Conversion of promissory notes payable
  in May (note 7(a)(ii))                            508,333         508         -           1,016,158             -               -
Net loss                                                  -           -         -                   -             -      (6,965,445)
                                                 ----------     -------       ---         -----------   -----------    ------------

Balance, June 30, 2000, carried forward          10,192,662      10,478         -          13,765,041      (387,563)     (7,914,941)

                                                         Total
                                                 stockholders'
                                                        equity
                                                 -------------
Balance, June 30, 1999                            $   839,384

Exercise of warrants in July, 1999                     58,266
Shares issued in exchange for service                   6,508
Fair value of options issued to employees
  and consultants                                           -
Conversion of notes payable in January,
  net of $5,803 in cash financing costs
  (note 7(a)i))                                       495,097
Fully paid warrants issued as financing
  compensation cost (note (7(a)(ii))                        -
Beneficial conversion feature of notes
  payable issued in February
  (note 7(a)(ii))                                   1,000,000
Amortization of deferred stock
  compensation                                      2,206,246
Sale of units in March and April, $2.00
  per share, net of $38,820 in cash
  financing costs                                   1,293,180
Sale of common stock in March, $2.00
  per share, $36,222 in cash financing
  Costs (note 7(c)(ii))                             4,071,778
Exercise of warrants in March for cash                188,404
Sale of common stock in April $2.00 per
  share                                                68,000
Sale of common stock in April, $2.125 per
  share, net of $175,694 in cash
  financing costs (note 7(c)(iv))                   1,194,931
Conversion of promissory notes payable
  in May (note 7(a)(ii))                            1,016,666
Net loss                                           (6,965,445)
                                                  -----------

Balance, June 30, 2000, carried forward             5,473,015

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                     (Expressed in United States dollars)

                            June 30, 2001 and 2000


                                                              Common shares                  Common      Additional
                                                         ---------------------------    stock to be         paid-in
                                                                Shares        Amount         issued         capital
                                                         -------------   -----------   ------------   -------------
Balance, June 30, 2000, brought forward                    10,192,662         10,478              -      13,765,041
Issuance of common stock for acquisition of
 licence                                                      100,000            100              -         174,900
Sale of common stock under subscription
 (note 7(c)(v))                                                50,000             50              -         261,750
Settlement of subscription (note 7(c)(v))                     (50,000)           (50)             -        (261,750)
Issuance of common stock for acquisition in
 September 2000 (note 3(a))                                   100,000            100                        199,900
Issuance of contingent shares (note 3(a))                     100,000            100              -         199,900
Sale of common stock in November 2000, $1.50
 per share, net costs of $214,193 in cash
 financing costs and $58,344 in warrants                    1,350,000          1,350               -      1,751,113
Issuance of warrants as financing costs                             -              -               -         58,344
Issuance of common stock for acquisition in
 November 2000, net costs of $73,416 in cash
 financing costs (note 3(b))                                1,000,000          1,000               -      1,249,000
Contingent stock to be issued (note 3(b))                           -              -         625,000              -
Cancellation of contingent common stock                       (50,000)           (50)              -        (99,950)
 (note 3(a))
Sale of common stock in January 2001, $0.60 per
 share, net of $233,616 in cash financing costs             2,900,000          2,900               -      1,503,484
 (note 7(c)(vi))
Exercise of stock options                                      44,000             44               -         43,956
Fair value of options issued to employees                           -              -               -         32,586
Fair value of options issued to non-employees                       -              -               -          9,471
Amortization of deferred stock compensation                         -              -               -              -
Adjustment to deferred compensation due to
 cancellations                                                      -              -               -       (261,906)
Net loss                                                            -              -               -              -
                                                         -------------   -----------   ------------   -------------
Balance, June 30, 2001                                      15,736,662    $   16,022    $   625,000    $ 18,625,839
                                                         =============   ===========   ============   =============

                                                         Deferred                                       Total
                                                            stock                               stockholders'
                                                     compensation                  Deficit             equity
                                                   --------------            --------------     -------------
Balance, June 30, 2000, brought forward                  (387,563)              (7,914,941)         5,473,015
Issuance of common stock for acquisition of
 licence                                                        -                                     175,000
Sale of common stock under subscription
 (note 7(c)(v))                                                 -                        -            261,800
Settlement of subscription (note 7(c)(v))                       -                        -           (261,800)
Issuance of common stock for acquisition in
 September 2000 (note 3(a))                                     -                        -            200,000
Issuance of contingent shares (note 3(a))                (200,000)                       -                  -
Sale of common stock in November 2000, $1.50
 per share, net costs of $214,193 in cash
 financing costs and $58,344 in warrants                        -                        -          1,752,463
Issuance of warrants as financing costs                         -                        -             58,344
Issuance of common stock for acquisition in
 November 2000, net costs of $73,416 in cash
 financing costs (note 3(b))                                    -                        -          1,250,000
Contingent stock to be issued (note 3(b))                       -                        -            625,000
Cancellation of contingent common stock
 (note 3(a))                                               79,167                        -            (20,833)
Sale of common stock in January 2001, $0.60 per
 share, net of $233,616 in cash financing costs
 (note 7(c)(vi))                                                -                        -          1,506,384
Exercise of stock options                                       -                        -             44,000
Fair value of options issued to employees                 (32,586)                       -                  -
Fair value of options issued to non-employees                   -                                       9,471
Amortization of deferred stock compensation               217,171                        -            217,171
Adjustment to deferred compensation due to
 cancellations                                            261,906                        -                  -
Net loss                                                        -               (9,624,369)        (9,624,369)
                                                   --------------           --------------      -------------
Balance, June 30, 2001                              $     (61,905)           $ (17,539,310)      $  1,665,646
                                                   ==============           ==============      =============

         See accompanying notes to consolidated financial statements

                      PC SUPPORT.COM, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                     (Expressed in United States dollars)

                      Years ended June 30, 2001 and 2000

                                                                             2001                         2000
                                                              --------------------          -------------------
Cash provided by (used in):

Cash flows from operating activities:
    Loss for the year                                             $    (9,624,369)              $   (6,965,445)
    Items not affecting cash:
        Depreciation and amortization and
         write-down of intangible assets                                2,895,546                      108,972
        Stock compensation expense                                        205,809                    2,206,246
        Deemed discount amortization on
         promissory note                                                        -                    1,000,000
        Intangible assets in exchange
         for services                                                      22,000                            -
        Loss on asset disposals, bad
         debts and debt extinguishments                                       900                       17,566
        Common stock issued in exchange
         for services                                                           -                        6,508
    Changes in operating assets and
     liabilities:
        Trade receivables                                                (128,719)                      (4,053)
        Other receivables                                                  12,876                      (71,152)
        Prepaid expenses and deposits                                     322,581                     (388,767)
        Accounts payable and accrued
         liabilities                                                       90,394                      588,784
        Deferred revenue                                                  253,373                            -
                                                              --------------------          -------------------
                                                                       (5,949,609)                  (3,501,341)

Cash flows from investing activities:
    Purchase of property and equipment                                   (354,453)                    (507,357)
    Increase in restricted cash                                          (220,000)                           -
    Business acquisitions (note 3), net of
     cash acquired and deposits on
     acquisition                                                       (1,394,138)                           -
    Purchase of intangible assets                                        (105,748)                      (6,577)
                                                             --------------------          -------------------
                                                                       (2,074,339)                    (513,934)

Cash flows from financing activities:
    Cash costs of conversion of debt to equity                                  -                       (5,803)
    Proceeds from promissory notes                                              -                    1,500,000
    Proceeds from exercise of stock options                                44,000                            -
    Proceeds from exercise of share
     purchase warrants                                                          -                      246,670
    Net proceeds from sale of common stock                              3,317,191                    6,627,889
                                                             --------------------          -------------------
                                                                        3,361,191                    8,368,756
                                                             --------------------          -------------------

Net increase (decrease) in cash and cash
 equivalents                                                           (4,662,757)                   4,353,481
Cash and cash equivalents, beginning of year                            5,149,290                      795,809
                                                             --------------------          -------------------
Cash and cash equivalents, end of year                        $           486,533               $    5,149,290
                                                             =================================================


                      PC SUPPORT.COM, INC. AND SUBSIDIARY

                     (Expressed in United States dollars)

                      Years ended June 30, 2001 and 2000

                                                                              2001                  2000
                                                                 -----------------     -----------------
Supplementary disclosure:
    Cash paid for interest                                                   6,529                 7,200
    Cash paid for taxes                                                          -                     -
    Non-cash activities:
         Deferred stock compensation
          issued                                                           232,586             2,394,900
         Cancellation of deferred stock
          compensation                                                     341,073                     -
         Notes payable converted into
          common stock and warrants
         Discount on promissory note                                             -             1,516,666
          payable                                                                -             1,000,000
         Common stock issued to settle
          accrued liability                                                      -                 6,508
         Common stock issued for
          acquisition of license                                           175,000                     -
         Common stock issued for
          acquisitions (note 3)                                          1,450,000                     -
         Common stock to be issued
          (note 3(b))                                                      625,000                     -
                                                                 =================     =================

See accompanying notes to consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------
1.   Nature of development stage activities:

     Mex Trans Seafood Consulting, Inc. was incorporated in Texas on February 13, 1989 and was a holding company prior to its merger with Reconnaissance Technologies Inc. ("Reconnaissance"). In anticipation of this merger, a shell company was incorporated in Nevada in April, 1999 and Mex Trans Seafood Consulting, Inc. was merged into it, with PCSupport.com, Inc. ("PCS") as the surviving company. PCS had no substantive operations at that time. In June 1999, PCS merged with Reconnaissance, with PCSupport.com, Inc. (the "Company") being the surviving corporation (note 2(a)). The Company currently operates in one business segment and is in the business of providing support services for the personal computer market. The Company's services primarily include providing an aggregation of web-based computer support services and access to technical support staff for corporations and their employees. The Company was a development stage enterprise during the year ended June 30, 2000. During fiscal 2001, the Company was no longer considered to be a development stage enterprise since planned principal operations commenced and significant revenues were being earned.



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

     The Company's future operations are dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continuing operations, or, in absence of adequate cash flows from operations, obtaining additional financing. Profitable operations are dependent upon further market acceptance of its services and the Company's ability to secure future cost effective third party license and service supply agreements. There can be no assurance that the Company's services will be able to secure further market acceptance or that cost effective license and service supply agreements will exist or continue to exist. Operations have primarily been financed through the issuance of common stock and debt. The Company has incurred losses and negative cash flows from operating activities in each reporting period and at June 30, 2001 has an accumulated deficit of $17,539,310. The Company does not have sufficient working capital to sustain current operations beyond October 2001. The Company has contracted with third parties to assist them in securing funds through additional debt or equity financings and such financings may not be available or may not be available on reasonable terms. Management has undertaken to significantly reduce costs through a series of actions including, but not limited to, lowering the number of its employees, reducing operating costs and considering other financing alternatives for its operations (note 12(c)). Management expects that it will have to raise approximately $300,000 - $500,000 by the end of October 2001 and possibly additional financing amounts prior to June 30, 2002 if the Company is unable to meet its revenue growth targets to sustain current operating levels. If such financing is not available, the Company will have to further curtail or terminate operations.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 2
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------


2.   Significant accounting policies:

     (a)  Basis of consolidation:

          These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiary, Reconnaissance International Ltd. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     (b)  Use of estimates:

          The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting periods. Actual results may significantly differ from these estimates.

     (c)  Contract revenue recognition:

          Revenue from customer support service contracts is recognized over the term of the customer support agreement. The Company also provides web-based computer solutions to customers, including developing customized branded web-based support portals or other products. Revenue from these services are recognized when the product is delivered and no significant performance obligations remain. For longer-term contracts with significant customization, the Company recognizes revenue based on the percentage-of-completion method of accounting. Anticipated losses on percentage-of-completion contracts are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known in accordance with the methodologies described above.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 3
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (c)  Contract revenue recognition (continued):

          For multiple element sales arrangements, revenue is recognized for each element when there are no remaining performance obligations required based on their relative fair value at the inception of the sales arrangement. Elements included in the multiple element arrangements could consist of software, minor modifications, contract support, hosting and warranties. Fair value of the undelivered elements is determined based on objective evidence from other arrangements. Vendor specific objective evidence of fair value is required for arrangements involving software sales and is typically based on the price charged when an element is sold separately, or, in the case of elements not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. When fair value cannot be determined, revenue is deferred to be recognized as earned for the entire arrangement over the contractual term of the undelivered elements.

          The Company defers direct and incremental costs related to the undelivered services and recognizes them proportionately as the deferred revenue is recognized. Deferred costs are included in prepaid expenses and deposits on the consolidated balance sheet.

          Revenue that has been paid but does not yet qualify for recognition under the Company's policies are reflected as deferred revenue.

     (d)  Foreign currency:

          The functional currency of the Company and its subsidiary is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations. Foreign exchange losses (gains) included in general and administrative expenses was $195,584 (2000- $68,054).

     (e)  Cash and cash equivalents:

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 4
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (f)  Restricted cash:

          Restricted cash at June 30, 2001 is $220,000 (2000- nil) which secures letters of credit issued in favour of a lessor and other service providers.

     (g)  Prepaid expenses and deposits:

          Prepaid expenses and deposits primarily includes prepaid insurance, deposits relating to its office operating leases and deferred costs related to undelivered revenue arrangements.

     (h)  Property and equipment:

          Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

          Asset                                                             Rate
          -----                                                             ----

          Computer equipment and software                                2 years
          Furniture and fixtures                                         7 years
          Office equipment                                               7 years
          Leasehold improvements                             Over the lease term

          The costs of maintenance and repairs are charged to expenses as incurred. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the sum of future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount, an impairment loss is recognized for the excess of the carrying amount of the asset over the fair value of the asset.

     (i)  Intangible assets:

          Intangible assets are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets which management estimates to be three years.

          The Company evaluates on an ongoing basis the carrying value of intangible assets for potential impairment. In order to determine if such a permanent impairment exists, the carrying value of these intangible assets is compared to the financial condition and the estimated undiscounted cash flow of the related operations. A permanent impairment to these intangible assets is written-off against earnings in the year such impairment becomes evident and represents the excess of the carrying value over the estimated fair value of the intangible assets (note 6).

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 5
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (j)  Income taxes:

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

          Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

     (k)  Research and development:

          Research and development costs are expensed when incurred. The Company accounts for the costs of developing and maintaining its website in accordance with EITF 00-02 and SOP 98-1. Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized and costs incurred during the operating stage are expensed, unless they represent upgrades or enhancements that result in additional functionality. Costs capitalized are reviewed for impairment in a manner consistent with that described in note 2(h).

     (l)  Net loss per share:

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

          Excluded from the computation of diluted loss per share for the year ended June 30, 2001 are warrants to purchase 3,332,838 (2000-2,965,838) shares of common stock and options to purchase 2,512,238 (2000- 1,311,869) shares of common stock because their effects would be anti-dilutive.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 6
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (m)  Stock-based compensation:

          The Company accounts for its employee stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 7(b)(ii).

          SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 7(b)(i).

     (n)  Comparative figures:

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

          Software                                              $252,000
          Licenses, patents and other intangibles                 22,000
                                                                --------
                                                                $274,000
                                                                ========

          Consideration:
               Cash and acquisition costs                       $ 74,000
               Common stock                                      200,000
                                                                --------
                                                                $274,000
                                                                ========

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 7
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

--------------------------------------------------------------------------------

3.  Acquisitions (continued):

    (a)  Tavisco Ltd. (continued):

         Under the terms of the acquisition, an additional 100,000 common shares were issued to Tavisco, which were subject to cancellation under circumstances related to continued employment of former Tavisco employees with the Company. The issuance of these shares has been recorded as deferred stock compensation and amortized to compensation expense over the vesting period of the common shares. On December 1, 2000, the Company cancelled 50,000 of the 100,000 contingent common shares upon termination of employment of the former Tavisco employees, and removed all subject to cancellation conditions on the remaining 50,000 common shares. Compensation expense related to the fully vested 50,000 common shares was fully recognized upon their release from treasury.

    (b)  MyHelpDesk, Inc.:

         On November 27, 2000, the Company acquired all of the assets and assumed certain of the liabilities of MyHelpDesk, Inc. ("MyHelpDesk"), a provider of online, computer self-help directories. The purchase price for MyHelpDesk's net assets consisted of 1,000,000 shares of common stock of the Company valued at $1,250,000, cash advances of $1,356,376, other related acquisition costs of $73,416 and 500,000 issuable common shares with a fair value of $625,000. With respect to the 500,000 issuable common shares, the Company is required within twelve months following the initial issuance of 1,000,000 common shares to issue an additional 387,500 shares of common stock to MyHelpDesk and 112,500 shares of common stock to eight former employees of MyHelpDesk. The issuance of these 500,000 shares is subject to reduction in the event of the Company assuming additional liabilities upon certain breaches of the representations and warranties of MyHelpDesk.

         The total purchase price of $3,304,792, including the issuable common stock, is allocated to the assets acquired and liabilities assumed based upon their relative fair values as follows:


         Cash                                                       $   84,654
         Trade and other receivables                                    32,857
         Prepaid expenses and deposits                                  25,728
         Property and equipment                                         49,954
         Self-help directories, trademarks and other intangibles     3,261,559
         Accounts payable and accrued liabilities                     (149,960)
                                                                    ----------
                                                                    $3,304,792
                                                                    ==========

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 8
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000
--------------------------------------------------------------------------------

3.  Acquisitions (continued):

    (b)  MyHelpDesk, Inc. (continued):

         Consideration:
            Cash advances and acquisition costs        $1,429,792
            Common stock                                1,250,000
            Common stock to be issued                     625,000
                                                       ----------
                                                       $3,304,792
                                                       ==========

    (c)  Unaudited pro forma information:

         The following table reflects unaudited pro-forma information, which combines the operations of Tavisco, MyHelpDesk and the Company for the years ended June 30, 2001 and 2000, as if the acquisitions had taken place at the beginning of these years. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect for the periods presented, and is not intended to be a projection of future results or trends.

                                                       Year ended        Year ended
                                                         June 30,          June 30,
                                                             2001              2000
                                                      -----------------------------
         Revenue                                      $ 1,386,420      $     29,482
         Loss for the year                            (12,209,318)      (12,706,380)
         Loss per common share, basic and diluted           (0.90)            (1.57)


4.  Trade accounts receivable:

                                                                 June 30,
                                                      -----------------------------
                                                           2001            2000
                                                     ------------------------------
    Trade accounts receivable, gross                  $207,370               $4,053
    Allowance for doubtful accounts                    (41,741)                   -
                                                      --------               ------
    Accounts receivable, net                          $165,629               $4,053
                                                      ========               ======


                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 9
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

5.   Property and equipment:
     Property and equipment consists of the following:

                                                                             June 30,
                                                           -----------------------------------------
                                                                       2001                    2000
                                                           -----------------       -----------------
     Computer equipment and software                        $       836,994         $        335,546
     Furniture and fixtures                                         115,059                   51,608
     Office equipment                                                96,858                   64,184
     Leasehold improvements                                         130,609                   71,776
                                                           ----------------        -----------------
                                                                  1,179,520                  523,114
     Accumulated depreciation                                      (449,057)                (111,297)
                                                           ----------------        -----------------
                                                            $       730,463         $        411,817
                                                           ================        =================

6.   Intangible assets:

     Intangible assets includes the cost of acquired self-help directories, customer lists, acquired work-force, World Wide Web domain names and trademarks and are amortized straight-line over a three year period.

     Intangible assets consists of the following:


                                                                    June 30,                 June 30,
                                                                       2001                     2000
                                                           -----------------       ------------------
    MyHelpDesk self-help directories, trademarks,
      acquired workforce, customer lists and Internet
      domain names (a)                                        $    3,261,559           $            -
    License for specific online support technology                   275,000                        -
    Other                                                             11,261                   10,094
                                                           -----------------       ------------------
                                                                   3,547,820                   10,094
    Accumulated amortization, including write-down (a)           (2,557,146)                   (3,042)
                                                           -----------------       ------------------
                                                              $      990,674           $        7,052
                                                           =================       ==================

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 10
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

6.   Intangible assets (continued):

     (a) On March 31, 2001, the Company determined that a write-down of intangible assets, relating to MyHelpDesk self-help directories, workforce and customer lists, acquired as part of the MyHelpDesk, Inc. acquisition (note 3(b)) was required primarily due to management's decision to close the MyHelpDesk office and to terminate substantially all acquired employees and incorporate the acquired self-help directories into products related to a revised marketing strategy. The carrying value of the intangible assets acquired exceeded the estimated future undiscounted cash flows, requiring a write-down of intangible assets by $2,000,000 to their estimated fair value.

7.   Stockholders' equity:

     (a)   Convertible debt:

           (i)    Promissory notes:

                  In November, 1999, the Company issued promissory notes to an investor totaling $500,000 with interest payable monthly, not in advance, at a rate of 10% per annum. On January 11, 2000, the Company agreed to convert the notes into 350,000 common shares and warrants to purchase 240,000 common shares at a price of $1.40 per share expiring January 2002. The loss on extinguishment of the debt was approximately $900.

           (ii) On February 29, 2000, the Company issued promissory notes ("Convertible Promissory Notes") to private investors totaling $1,000,000, convertible into common stock of the Company at a conversion rate of $2.00 per common share. The notes bore interest at an annual rate of 10% and payable monthly. The notes carried a beneficial conversion feature valued at $1,250,000, equal to the aggregate excess of the market value of the Company's common shares at the date of agreement over the conversion rate. The beneficial conversion feature recorded was limited to the proceeds of the promissory note offering of $1,000,000 and was amortized to interest expense over the period to the earliest conversion date, which resulted in full amortization of the $1,000,000 to interest expense during the year.

                  The notes, including $16,666 in accrued interest, were converted in May 2000 into 508,333 common shares.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 11
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

7.   Stockholders' equity (continued):

     (a)   Convertible debt (continued):

           (ii) Under the terms of the financing agreement, the Company granted 1,000,000 "A" warrants and 500,000 "B" warrants to its agent for the $1,000,000 Convertible Promissory Notes financing and for future general financing services. Each "A" warrant entitles the holder to acquire one common share at an exercise price of $1.25 per share to February 28, 2001 and $1.75 thereafter to February 28, 2002. Each "B" warrant entitles the holder to acquire one common share at an exercise price of $2.00 per share to February 28, 2001 and $2.50 thereafter to February 28, 2002. The estimated fair value of the warrants of $1,794,006 was recorded as deferred financing costs and was amortized to interest expense over the period to the earliest conversion date, which resulted in full amortization of the $1,794,000 to interest expense during fiscal year 2000.

     (b)   Stock options and stock-based compensation:

           (i)    Stock options:

                  On July 2, 1999, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees, and consultants to acquire shares of the Company's common stock.

                  On December 11, 2000, the Company approved an amended stock option plan whereby all options granted to a starting employee in any fiscal quarter will have an exercise price equal to the average closing price for every trade day in the previous quarter. All options granted since January 1, 2000 were retroactively repriced in accordance with the amended terms unless the new exercise price exceeded the original exercise price. For accounting purposes, all resulting repriced options were considered to be variable plan options requiring variable accounting from the date of modification to the date the awards are exercised, forfeited or expire to the extent that the market price at the reporting date exceeds the new exercise price. No incremental compensation expense has been recognized for variable options in fiscal year 2001.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 12
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

7.  Stockholders' equity (continued):
    (b) Stock options and stock-based compensation (continued):
        (i) Stock options (continued):
            Stock option activity since the inception of the plans is presented below:

                                                                                                             Weighted
                                                                                           Number             average
                                                                                        of shares      exercise price
                                                                                 ----------------      --------------
                  Outstanding, July 1, 1999                                                    -       $           -
                  Granted                                                              1,311,869                2.32
                  Exercised                                                                    -                   -
                  Cancelled                                                                    -                   -
                                                                                 ----------------      --------------

                  Outstanding, June 30, 2000                                           1,311,869                2.32
                  Granted                                                              2,302,617                0.90
                  Exercised                                                              (44,000)              (1.00)
                  Cancelled                                                           (1,058,248)              (1.33)
                                                                                 ----------------      --------------
                  Outstanding,  June 30, 2001                                          2,512,238       $        1.32
                                                                                 ================      =============

     The following table summarizes the stock options outstanding at June 30, 2001:

                                                           Options outstanding                Options exercisable
                                                    --------------------------------    -----------------------------

                                                         Weighted
                                                          average           Weighted                         Weighted
                  Range of                              remaining            average                          average
                  exercise               Number       contractual           exercise           Number        exercise
                  price               of shares              life              price      exercisable           price
               ----------------    ------------     -------------       ------------    -------------    ------------
               $0.37 to $1.00         1,426,346        4.34 years              $0.73          619,018           $0.75
               $1.50 to $2.00           782,725        3.91 years               1.70          543,076            1.73
               $2.05 to $2.93            90,667        3.94 years               2.28           39,667            2.39
               $3.02 to $3.52           212,500        3.83 years               3.41          116,204            3.45
                                   ------------     -------------       ------------    -------------    ------------
                                      2,512,238        4.15 years              $1.32        1,317,965           $1.44
                                   ============     =============       ============    =============    ============

               As at June 30, 2001, 1,317,965 (2000 - 465,119) stock options have vested and are exercisable. The weighted average fair value of the options granted during the year ended June 30, 2001 was $0.64 per option (2000 - $1.72 per option).

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 13
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

7. Stockholders' equity (continued):

   (b) Stock options and stock-based compensation (continued):

       (i) Stock options (continued):

           As explained in note 2(m), the Company adopted only the disclosure provisions of FAS No. 123 for options granted under the existing employee stock option plan. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for the employee stock option plan been determined by this method, loss and basic loss per share would have been as follows:

                                                                      June 30, 2001                   June 30, 2000
                                                                 ------------------              ------------------
           Loss:
                As reported                                        $   (9,624,369)                     (6,965,445)
                Pro forma                                             (10,801,408)                     (7,295,259)

           Basic loss per share:
               As reported                                         $        (0.73)                  $       (1.01)
               Pro forma                                                    (0.82)                          (1.06)

           The Company recognizes the calculated compensation cost at the date of granting the stock options on a straight-line basis over the vesting period.

           The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      June 30, 2001                   June 30, 2000
                                                                 ------------------              ------------------

           Expected dividend yield                                $              -                 $              -
           Expected stock price volatility                                      133%                             70%
           Risk-free interest rate                                                6%                              6%
           Expected life of options                                        3.5 years                         4 years

     (ii)  Stock-based compensation:
           In April 1999, the Company recorded non-cash compensation expense and deferred compensation expense of $779,120 related to the issuance of 1,500,000 shares of common stock at no cost to certain officers and stockholders. The value of the shares was estimated at $0.52 per share. A certain portion of these shares are subject to vesting over a period of time. The compensatory element relating to these shares were recorded as deferred stock compensation to be amortized over their respective vesting periods. In June 1999, the Company repurchased 285,000 common shares at $0.001 per share and recorded the transaction as shares held in treasury as of June 30, 1999. Common shares held in treasury total 285,000 at June 30, 2001.

           Pursuant to an agreement dated July 31 1999, the Company has the option to re-purchase shares held by executive officers if their employment ceases with the Company prior to January 1, 2002 at a price of $0.01 per share.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 14
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

7. Stockholders' equity (continued):

   (c) Common shares and share purchase warrants:

       In July 1999 and March 2000, warrants to purchase 68,400 and 140,600 common shares at a price of $0.85 and $1.34 per common share, respectively, were exercised.

       Share purchase warrants outstanding at June 30, 2001 and 2000 are as follows:

                                                                     Shares issuable on exercise of
                                                                          outstanding warrants
                                                                ---------------------------------------

                                           Exercise price
          Expiry dates                          per share           June 30, 2001         June 30, 2000
                                    ---------------------       -----------------      ----------------

          March, 2001 (7(c)(iii))             $      2.00                       -               333,000
          January, 2002 (7(a)(i))             $      1.40                 240,000               240,000
          February, 2002 (7(a)(ii))           $1.25/$1.75               1,000,000             1,000,000
          February, 2002 (7(a)(ii))           $2.00/$2.50                 500,000               500,000
          March, 2002 (7(c)(ii))              $      2.00                 500,000               500,000
          June, 2002 (7(c)(iv))                   various                 250,000               250,000
          January, 2003 (7(c)(iv))            $      1.05                  10,000                10,000
          April, 2003 (7(c)(iv))              $      5.40                  50,000                50,000
          Various                             $      1.34                  82,838                82,838
          January, 2004                       $      1.00                 700,000                     -
                                                                -----------------      ----------------
                                                                        3,332,838             2,965,838
                                                                =================      ================

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

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 15
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

7. Stockholders' equity (continued):

   (c) Common shares and share purchase warrants, (continued):

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

        (iv) In April 2000, the Company completed a private placement for 645,000 common shares for proceeds of $1,194,931, net of $175,694 of cash financing costs. The Company also issued warrants to purchase 310,000 common shares as compensation for arranging the financing. The exercise price of 250,000 of the warrants is dependent on the issuance price of an expected future private placement. The value of these warrants have initially been measured at their fair value using current market information and will be readjusted as this fair value changes until the date of the future private placement. The value assigned to these warrants is recorded in equity. Of the remaining warrants, 10,000 and 50,000 have exercise prices of $1.05 and $5.40, respectively. The estimated fair value of the warrants of $260,451 has been recorded as a charge against additional paid-in capital.

         (v) In July 2000, the Company issued 50,000 common shares to various subscribers in exchange for a note receivable totaling $261,800. The note receivable bore interest at 6.62% per annum and was repayable on July 25, 2005. In March 2001, the parties agreed to rescind the subscription. The note receivable was settled by the return of common shares to the Company by agreement and cancelled by the Company.

        (vi) In January 2001, the Company completed a private placement for 2,900,000 common shares for proceeds of $1,506,384, which is net of $233,616 of cash financing costs. The Company also issued 700,000 warrants to the purchasers of the common shares with an exercise price of $1.00 and expiring in January 2004.

8. Commitments and contingencies:

   (a) Operating leases

       The Company leases office facilities in British Columbia, Canada, under operating lease agreements that expire in November, 2002 and August, 2005. Minimum lease payments under these operating leases and other license software and lease equipment are as follows:

                    2002                              $ 376,000
                    2003                                327,000
                    2004                                280,500
                    2005                                280,500
                    2006                                 47,000
                    Thereafter                                -

       Rent expense totalled $423,945 and $79,413 for the years ended June 30, 2001 and 2000, respectively.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 16
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

8. Commitments and contingencies (continued):

   (b) Financing agreement:

       The Company entered into a financing agreement with ICE Holdings North America, LLC in March 2000. Subject to the completion of direct and indirect financing milestones, the Company will be required to issue and register with the United States Securities and Exchange Commission 1,000,000 warrants as consideration for their services. As at June 30, 2000, 250,000 warrants were earned and issued (note 7(c)(iv)).

9. Deferred tax assets and liabilities:

                                                                                     June 30,
                                                                      ----------------------------------------
                                                                          2001                       2000
                                                                      -------------              -------------
   Deferred tax assets:
       Operating loss carry forwards and other                        $   4,809,356              $   1,724,200
       Property and equipment                                               214,229                     71,056
       Financing costs                                                      324,024                          -
       Allowance for doubtful accounts                                       14,192                          -
       Intangible assets                                                  1,166,046                          -
       Deferred revenue                                                      45,284                          -
       Accounts payable and accrued liabilities                                   -                      6,207
                                                                      -------------              -------------
       Total deferred tax assets before valuation
          Allowance                                                       6,573,131                  1,801,463

   Valuation  allowance                                                  (6,573,131)                (1,801,463)
                                                                      -------------              -------------
   Net deferred tax assets                                            $           -              $           -
                                                                      =============              =============

   Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

   The Company has operating loss carry forwards for income tax purposes at June 30, 2001 of approximately $10,446,692. Operating losses begin to expire in fiscal year 2006.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 17
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

10. Financial instruments:

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

    (c) Market risk:

        The Company generated revenues from customers in the following geographic locations:

                                              2001            2000
                                           ---------        --------
        Canada                             $ 319,282        $ 24,470

        United States                        969,227           5,012

        Other                                 53,274             Nil


        Two customers under contract at June 30, 2001, both based in the United States, account for approximately 70% of the monthly recurring revenues. The Company's level of reliance on these two customers will continue until further potential customers are engaged. Approximately 58% (2000 - 83%) of the Company's revenues were from two (2000 - one customer) customers for the year ended June 30, 2001. All of the Company's capital assets are located in Canada.

    (d) Credit risk:

        To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 18
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------


11. Canadian accounting principles:

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. These principles differ in the following respects from measurement accounting principles in Canada as summarized below:

    (a) Net loss:

                                                                           Year ended              Year ended
                                                                             June 30,                June 30,
                                                                                 2001                    2000
                                                                     ----------------         ---------------
    Loss for the period in accordance
       with United States GAAP                                        $  (9,624,369)           $  (6,965,445)

    Effects of differences in accounting for:
       Compensation expense (i)                                              77,733                  255,685
       Convertible promissory notes (ii)                                          -                  994,000
                                                                      -------------            -------------
    Loss for the period in accordance
       with Canadian GAAP                                             $  (9,546,636)           $  (5,715,760)
                                                                      =============            =============
    Net loss per common share under
       Canadian GAAP, basic and
       diluted                                                        $       (0.73)           $       (0.83)
                                                                      =============            =============
    Weighted average common shares
       outstanding under Canadian
       GAAP, basic and diluted                                           13,151,878                6,884,464
                                                                      =============            =============

        (i) Compensation expense:

            For United States GAAP purposes, the Company accounts for its employee stock option based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. As such, compensation expense under fixed plans is recorded on the date only if the underlying stock at the date of grant exceeded the exercise price. For variable awards, the compensation expensed is estimated based upon the market price of the Company's common stock at the reporting date until the date the award is exercised, forfeited or expires unexercised. The Company recognizes compensation expense for stock options, warrants and other equity instruments issued to non-employees for services received based upon the fair value of the services received or the equity instruments issued, whichever is more reliably determined. As no similar pronouncements exist under Canadian GAAP, for Canadian GAAP purposes the Company accounts for the issuance of options, whether made under a fixed or variable plan, to employees and non-employees, other than those having a nominal exercise price, as a non-compensatory event and no recognition is made at the date of grant. Proceeds received on exercise of options is recognized by an increase in common stock and additional paid-in capital on exercise.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 19
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

11. Canadian accounting principles (continued):

     (a) Net loss (continued):

              As a result, compensation expense recorded under United States GAAP for the year ended June 30, 2001 of $77,733 (2000 - $255,685)
              would not be recognized under Canadian GAAP.

         (ii) Convertible promissory notes:

              Under United States GAAP, the beneficial conversion feature, equal to the aggregate excess of the market value of the Company's common shares at the date of agreement over the conversion rate, is recorded as a discount and amortized to interest expense over the period to the first available conversion date. Under Canadian GAAP, the Company allocated the face value of the debt to the estimated value of the debt component and assigned the residual value to its equity component. The value of the debt is then accreted to the face value of the debt over the term to maturity.

     (b) Balance sheet:

         The amounts in the consolidated balance sheet that differ from those reported under United States GAAP are as follows:

                                                          June 30,                                            June 30,
                                                           2001                                                2000
                                         ---------------------------------------           -----------------------------------------

                                                  United                                            United
                                                  States                Canadian                    States                  Canadian
                                                    GAAP                    GAAP                      GAAP                      GAAP
                                         ---------------         ---------------           ---------------           ---------------

         Stockholders' equity:
            Common stock                    $     16,022           $     16,022               $    10,478               $    10,478
            Common stock to be issued            625,000                625,000                         -                         -
            Additional paid-in capital        18,625,839             17,250,862                13,765,041                12,170,141
            Deferred stock compensation          (61,905)               (14,346)                 (387,563)                  (42,348)
            Deficit                          (17,539,310)           (16,211,892)               (7,914,941)               (6,665,256)
                                            ------------           ------------               -----------               -----------
                                            $  1,665,646           $  1,665,646               $ 5,473,015               $ 5,473,015
                                            ============           ============               ===========               ===========

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, page 20
                     (Expressed in United States dollars)

                            June 30, 2001 and 2000

-------------------------------------------------------------------------------

12. Subsequent events:

    (a) Subsequent to June 30, 2001, the Company granted 10,000 options to acquire common shares at $0.45 per share.

    (b) Pursuant to a June 2001 private placement offering, the Company sold 50 units in July and August 2001 at a cost of Cdn. $5,000 per unit. Each unit consists of one $5,000 principal amount 12% convertible subordinated debenture and 3,500 common share purchase warrants. Each whole warrant entitles the holder to purchase one common share of the Company for a period of twelve months from the date of closing at a price of U.S. $0.75 per share. The debentures mature in June 22, 2003, are unsecured and rank pari passu with other Canadian debentures and other unsecured subordinated indebtedness and liabilities of the Company. The principal amount of the debenture is convertible at the option of the holder at any time prior to maturity into common shares at a price of $0.71428571 for each common share. The debentures may be converted prior to maturity on the same basis at the option of the Company, if over a period of 20 consecutive trading days during which at least 500,000 common shares of the Company have traded in aggregate and the average closing price of the Company's common shares exceeded $1.00 per share.

        The beneficial conversion feature, equal to the intrinsic value of the conversion option, and the estimated fair value of the common share purchase warrants will be recognized as a deduction from the carrying value of the convertible debt on the issuance date, and the convertible debt is presented at the net amount. The beneficial conversion feature is accreted and the discount related to the common share purchase warrant is amortized from the date of issuance to the maturity date on June 22, 2003 of the debentures.

        Simultaneously in June 2001, the Company prepared a Private Placement Memorandum and related documents to raise a maximum amount of $2,000,000 in a private placement of units in the U.S. No funds were raised under this proposed financing.

    (c) In September 2001, management made a decision to restructure its operations, including reducing its workforce and focuses its efforts primarily on sales and customer services. To September 21, 2001, the Company has reduced its workforce by laying off approximately 30 employees in an effort to reduce and lower continuing cash operating costs. Should these employees be ultimately terminated, the Company estimates that severance and related costs owing to these terminated employees will be approximately $30,000.


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

3.1            Articles of Incorporation of the Company dated as of April 5, 1999.*

3.2            Articles/Certificate of Merger of the Company dated as of April 5, 1999.*

3.3            Certificate of Correction of the Company dated as of June 2, 1999.*

3.4            Articles of Merger of the Company dated as of June 21, 1999.*

3.5            Bylaws of the Company.*

4.1            Specimen Stock Certificate****

4.2            Form of Warrant issued to former RTI warrant holders in connection with the
               Merger of the Company.*

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

4.6            Form of Warrants issued to Purchasers in February, 2000 Unit Offering.***

4.7            Form of Convertible Notes issued on February 29, 2000.***

4.8            Form of "A" Warrant issued on March, 10, 2000 to Mike Lee & Associates.***

4.9            Form of "B" Warrant issued on March, 10, 2000 to Mike Lee & Associates.***

4.10           Form of Warrants issued to ICE Holdings North America, L.L.C. on June 23, 2000.******

4.11           Form of Convertible Debenture issued to investors in July 2001 Unit Offering.

4.12           Form of Warrants issued to Investors in July 2001 Unit Offering.


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

10.28          Engagement Letter dated as of March 21, 2000 between the Company and ICE
               Holdings North America, L.L.C.****

10.29          Content License Agreement, dated as of April 4, 2000, between the Company and AltaVista Company.****+

10.30          Advertising Agreement, dated as of April 7, 2000, between the Company and
               AltaVista Company.****+

10.31          Lease, dated as of June 1, 2000, between the Company and Discovery Parks
               Incorporated.*****


10.32          Services Distribution Agreement dated as of July 31, 2000 between the
               Company and ManagedStorage International.******

10.33          Revision to engagement letter dated May 20, 2000 between the Company and
               ICE Holdings North America, L.L.C.******

10.34          Asset Purchase Agreement with Tavisco Ltd. dated September 15, 2000.******

10.35          Letter of Intent between Company and MyHelpDesk dated September 7, 2000******

10.36          License Agreement dated September 24, 2000 between the Company and Remote
               Diagnostics, Inc.******

10.37          Promissory Note dated as of July 25, 2000 between the Company and Coffin
               Partners, LLC Series C *******

10.38          Subscription Agreement dated as of July 25, 2000 between the Company and
               Coffin Partners, LLC Series C *******

10.39          Sub-Lease Agreement between Pcsupport.com and Chalk.com.********

10.40          Second revision to engagement letter dated May 20, 2000 between the
               Company and ICE Holdings North, L.L.C. dated November 28, 2000.********

10.41          Service Contract dated as of May 14, 2001 between the Company and Sears,
               Roebuck and Co.++

10.42          Service Contract dated as of March 13, 2001 between the Company and
               Internet Services Management Group, Inc.++

10.43          Severance Arrangement between the Company and Mr. R. Glath dated November
               27, 2000.*********

10.44          Amendment to Severance Arrangement November 27, 2000 between the Company and Mr. R. Glath dated January 30, 2001.*********

10.45          Mutual Release and Settlement Agreement dated November 27, 2000 between the Company and Alta Vista Company.*********+

10.46          Third Revision to Engagement Letter dated March 21, 2000 between the
               Company and Ice Holdings North America, L.L.C.. dated December
               22, 2000.*********

10.47          Warrant Agreement dated January 12, 2001 between the Company and Meditor
               Capital Management (Bermuda) Limited. **********


10.48          Amended A Warrant, B Warrant and C Warrant issued to ICE Partners GmbH.**********

10.49          Sublease between the Company and Inphogene Biocommunications Inc.**********

10.50          Asset Purchase Agreement between the Company and MyHelpDesk dated November 27, 2000 ***********

10.51          PCSupport.com, Inc. 2000 Stock Option Plan.************

21.            Subsidiaries.******

23.1           Consent of Accountants.


*            Incorporated by reference to the Company's Form 10-SB filed on October 18, 1999.
**           Incorporated by reference to the Company's Amendment No. 2 to Form 10-SB filed on January 12, 2000.
***          Incorporated by reference to the Company's Report on Form 10-QSB filed on May 15, 2000.
****         Incorporated by reference to the Company's Form SB-2 filed on May 24, 2000.
*****        Incorporated by reference to the Company's Form SB-2A filed on June 19, 2000.
******       Incorporated by reference to the Company's Form 10-KSB filed on September 28, 2000.
*******      Incorporated by reference to the Company's Report on Form 10-QSB filed on November 16, 2000.
********     Incorporated by reference to the Company's Form SB-2 filed on December 12, 2000.
*********    Incorporated by reference to the Company's Report on Form 10-QSB filed on February 14, 2001.
**********   Incorporated by reference to the Company's Report on Form 10-QSB filed on May 14, 2001.
***********  Incorporated by reference to the Company's Report on Form 8-K filed on December 8, 2000.
************ Incorporated by reference to the Company's Report on Form S-8 filed on January 17, 2001.

+ Certain portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

++ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.