Form 10QSB
period 2001-09-30
PCSUPPORT COM INC
filed 2001-11-14
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

There were 17,604,995 shares of the Company's common stock outstanding on November 6, 2001.

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                               TABLE OF CONTENTS

                                                                    PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS.................................   1

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS.................   9

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS....................................  12

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............  12

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................  12

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  12

     ITEM 5 - OTHER INFORMATION....................................  12

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)


                                                                     September 30,     June 30,
                                                                         2001           2001
                                                                     ------------   ------------
                                                                      (unaudited)    (audited)
Assets

Current assets:
  Cash and cash equivalents                                          $     96,707   $    486,533
  Trade accounts receivable, net of allowance                             217,395        165,629
  Other accounts receivable                                                62,461         73,004
  Prepaid expenses and deposits                                           123,187        150,120
                                                                     ------------   ------------

   Total current assets                                                   499,750        875,286

Restricted Cash (note 4)                                                  118,103        220,000
Property and equipment                                                    622,346        730,463
Intangible assets                                                         860,365        990,674
                                                                     ------------   ------------
                                                                     $  2,100,564   $  2,816,423
                                                                     ============   ============

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                           $    912,165   $    897,404
  Deferred revenue                                                        387,581        253,373
                                                                     ------------   ------------

   Total current liabilities                                            1,299,746      1,150,777

 Convertible debenture (note 3(b))                                        150,412              -

Stockholders' equity (note 3):
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   issued 15,736,662 shares at September 30, 2001 and 15,736,662
   shares at June 30, 2001                                                 16,022         16,022
  Contingent common stock to be issued                                    625,000        625,000
  Additional paid-in capital                                           18,647,806     18,625,839
  Deferred stock compensation                                             (48,054)       (61,905)
  Deficit                                                             (18,590,368)   (17,539,310)
                                                                     ------------   ------------
   Total stockholders' equity                                             650,406      1,665,646
                                                                     ------------   ------------
                                                                     $  2,100,564   $  2,816,423
                                                                     ============   ============
Commitments and contingencies (note 4)
Subsequent event (note 5)

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM,INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                        Three months ended
                                                           September 30,
                                                         2001         2000
                                                     -----------   -----------
                                                            (unaudited)
Revenue:
 Service contracts                                   $   868,362   $    96,223
 Sub-lease and other                                      35,151         2,326
                                                     -----------   -----------
                                                         903,513        98,549

Costs and expenses:
 Cost of license fees and services                       788,636       378,465
 Development costs                                       217,269       310,340
 Marketing and promotion                                 239,948       967,252
 General and administrative                              711,733       658,360
                                                     -----------   -----------
                                                       1,957,586     2,314,417
                                                     -----------   -----------

Loss from operations                                  (1,054,073)   (2,215,868)

Interest income (expense), net                             3,015       112,497
                                                     -----------   -----------

Loss for the period                                  $(1,051,058)  $(2,103,371)
                                                     ===========   ===========

Net loss per common share, basic and diluted         $     (0.07)  $     (0.21)
                                                     ===========   ===========

Weighted average common shares outstanding,
 basic and diluted                                    15,736,662    10,243,803
                                                     ===========   ===========

See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. AND SUBSIDIARY

            Interim Consolidated Statements of Stockholders' Equity
                          (Expressed in U.S. Dollars)

               Three months ended September 30, 2001 (unaudited)



                                                   Common
                             Common shares          stock   Additional      Deferred                            Total
                        ----------------------      to be      paid-in         stock                    stockholders'
                             Shares     Amount     issued      capital  compensation          Deficit          Equity
                         ----------    -------   --------   ----------  ------------     ------------   -------------
Balance, June 30,
 2001, brought forward   15,736,662     16,022   $625,000   18,625,839       (61,905)     (17,539,310)      1,665,646
Fair value of warrants
 issued in conjunction
 with Convertible
 debenture (note 3(b))            -          -          -       21,967             -                -          21,967
Amortization of
 deferred stock
  compensation                    -          -          -            -        13,851                -          13,851
Net loss                          -          -          -            -             -       (1,051,058)     (1,051,058)
                         ----------    -------   --------  -----------      --------     ------------     -----------
 Balance, September 30,
  2001                   15,736,662    $16,022   $625,000  $18,647,806      $(48,054)    $(18,590,368)    $   650,406
                         ==========    =======   ========  ===========      ========     ============     ===========

                        PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                          Three months ended
                                                             September 30,
                                                             2001          2000
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
  Loss for the period                                 $(1,051,058)  $(2,103,371)
  Items not affecting cash:
    Amortization                                          241,554        58,649
    Amortization of deferred stock compensation            13,851        58,979
    Amortization of discount on convertible
     debenture                                              4,970             -
 Changes in operating assets and liabilities:
   Trade receivables                                      (51,766)      (79,661)
   Other receivables                                       10,543        49,309
   Prepaid expenses                                        26,933        13,113
   Deposits                                                     -       119,135
   Accounts payable and accrued liabilities                14,761       602,650
   Deferred revenue                                       134,208        23,323
                                                      -----------   -----------
     Net cash used in operating activities               (656,004)   (1,257,874)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                       (3,128)     (192,882)
  Deferred Acquisition and acquisition cash costs               -      (419,000)
  Purchase of intangible assets                                 -      (100,000)
                                                      -----------   -----------
    Net cash used in investing activities                  (3,128)     (711,882)
                                                      -----------   -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                       -        17,000
  Convertible debenture                                   167,409             -
  Cash released from reserve                              101,897             -
                                                      -----------   -----------
    Net cash provided by financing activities             269,306        17,000
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents     (389,826)   (1,952,756)
Cash and cash equivalents at beginning of period          486,533     5,149,290
                                                      -----------   -----------
Cash and cash equivalents at end of period            $    96,707   $ 3,196,534
                                                      ===========   ===========

Supplemental disclosure
  Cash paid for interest                              $         -   $     1,000
  Cash paid for taxes                                           -             -
  Non-cash activities:
    Deferred stock compensation issued                          -     2,394,900
    Cancellation of deferred stock compensation                 -             -
    Notes payable converted into common stock and
     warrants                                                   -       500,000
    Common stock issued to settle accrued liability             -         6,508
  Fair value of warrants allocated as discount on
   convertible debenture                                   21,967             -


See accompanying notes to interim consolidated financial statements.

                       PCSUPPORT.COM, INC. and subsidiary

               Notes to Interim Consolidated Financial Statements
                          (Expressed in U.S. Dollars)

               Three months ended September 30, 2001 (unaudited)

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

         The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost-effective third party license service supply agreements. One customer, an Internet Service Provider, accounted for 59% of the services and other revenue recorded in the three months ended September 30, 2001. Subsequent to September 30, 2001 this customer provided notice of its intention to terminate its contract with the Company (note 5(d)). There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist, continue to exist, or that the Company will become profitable. Operations have primarily been financed through the issuance of equity instruments and debt. Although the Company believes that the financing described in Note 5 (Subsequent events) will provide the Company with sufficient working capital to sustain its current level of operations for at least the next six months, additional financing may be required in the future to sustain its operations if the Company's currently projected operating results are not realized or if the Company expands the scope of its operations. The Company does not have any commitments from third parties to provide additional financing other than those discussed in Note 5, and further financings may not be available or may not be available on reasonable terms.


2.  Significant accounting policies:

    (a)  Basis of presentation:

         These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company and its wholly owned subsidiary, Reconnaissance International Ltd., and reflect all adjustments, consisting solely of normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

                       PCSUPPORT.COM, INC. and subsidiary

           Notes to Interim Consolidated Financial Statements, page 2
                          (Expressed in U.S. Dollars)

               Three months ended September 30, 2001 (unaudited)

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

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

    (c)  Intangible assets:

         Intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets which management estimates to be three years.

    (d)  Net loss per share:

         Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of shares of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

         Excluded from the computation of diluted loss per share for the periods ended September 30, 2001 are warrants to purchase 3,534,088 (September 30, 2000 - 2,965,838) shares of common stock and options to purchase 2,548,148 (September 30, 2000 - 1,232,036) shares of common stock because their effects would be anti-dilutive.

3.  Stockholders' equity:

    (a)  Stock options and stock-based compensation:

         During the three months ended September 30, 2001, the Company did not grant any stock options (2000 - 85,500 with exercise prices per share ranging from $1.95 to $3.44 and vesting over 36 months). During the three months ended September 30, 2001, 26,110 stock options (2000- nil) expired. Stock compensation expense for the three months ended September 30, 2001 totaling $13,851 (2000 - $58,979) has been allocated $nil (2000 -$nil) to Cost of license fees and services, $nil (2000 - $13,172) to Development costs, $nil (2000 - $16,265) to Marketing and promotion costs, and $13,851 (2000 - $29,542) to General and administrative costs.

                       PCSUPPORT.COM, INC. and subsidiary

           Notes to Interim Consolidated Financial Statements, page 5
                          (Expressed in U.S. Dollars)

               Three months ended September 30, 2001 (unaudited)

--------------------------------------------------------------------------------

    3.   Stockholders' equity (continued):

         (b) Common shares and share purchase options and warrants:

         During July and August 2001, pursuant to a June 2001 private placement offering, the Company sold 50 units at a price of Cdn. $5,000 per unit. Each unit consisted of one Cdn. $5,000 principal amount 12% convertible subordinated debenture and 3,500 common share purchase warrants. Each whole warrant entitles the holder to purchase one common share of the Company for a period of twelve months from the date of closing at a price of U.S. $0.75 per share. The debentures mature on June 22, 2003, are unsecured and rank pari passu with other Canadian debentures and other unsecured subordinated indebtedness and liabilities of the Company. The principal amount of the debenture is convertible at the option of the holder at any time prior to maturity into common shares at a price of Cdn. $0.71428571 for each common share. The debentures may be converted prior to maturity on the same basis at the option of the Company if, over a period of 20 consecutive trading days during which at least 500,000 common shares of the Company have traded in aggregate and the average closing price of the Company's common shares exceeded $1.00 per share.

         The beneficial conversion feature, equal to the intrinsic value of the conversion option, was determined to be nil. The estimated fair value of the common share purchase warrants of $21,967 has been recognized as a deduction from the carrying value of the convertible debt on the issuance date, and the convertible debt is presented at the net amount. The discount related to the common share purchase warrant is amortized from the date of issuance to the maturity date on June 22, 2003 of the debentures.


4.  Commitments and contingencies:

    (a) In May 2000 the Company entered into a lease of office premises for a 5-year term, commencing in September 2000. From time to time the Company has entered into partial sublease agreements of these premises. In August 2001, the sub-lessee under a partial sublease filed for bankruptcy, and the Company assumed the entire operating commitments for the premises as follows after September 30, 2001 and during the Company's fiscal years ending:

                         2002                        $202,000
                         2003                         270,000
                         2004                         270,000
                         2005                         270,000
                         2006                          45,000


    (b) As at September 30, 2001, the Company had issued letters of credit totaling $118,000 to a lessor and other service providers. Funds totaling $118,103 are held in term deposits to secure these letters of credit and are disclosed as restricted cash.

                       PCSUPPORT.COM, INC. and subsidiary

           Notes to Interim Consolidated Financial Statements, page 6
                          (Expressed in U.S. Dollars)

               Three months ended September 30, 2001 (unaudited)

--------------------------------------------------------------------------------


5.  Subsequent events:

    (a) Subsequent to September 30, 2001 the Company entered into two separate loan agreements for a total of $150,000, each bearing interest at a rate of 10% annually. Under the terms of the agreements, the Company issued to the lenders warrants to purchase a total of 240,000 common shares of the Company at a price of $0.20 for a period of two years. Both of these loans were repaid in October 2001.

    (b) Subsequent to September 30, 2001, the Company has sold 2,259,999 shares of common stock at a price of $0.12 per share in a private placement, for gross proceeds to the Company of $271,200. Subject to obtaining additional subscriptions, the Company may sell up to an additional 1,940,001 shares of common stock in this private placement, excluding an over subscription allotment of up to an additional 1,666,667 common shares. Under the terms of this offering, the Company will pay a cash finder's fee equal to 10% of the final gross proceeds and issue common share purchase warrants equal to 35% of the number of shares issued under the offering.

    (c) Subsequent to September 30, 2001 the Company cancelled 150,000 employee stock options and granted a total of 237,000 employee stock options with exercise prices ranging from $0.17 to $1.63. Of these options, 75,000 would be considered replacement options due to an indirect repricing, and as such they require variable accounting from the date of their issuance.

    (d) In November 2001, the Company's largest single customer for their fiscal quarter ended September 30, 2001 gave notice of its intention to terminate its service agreement with the Company, under terms which the Company has determined to be non-compliant with those permitted for a termination in the agreement. At the date of this report, the Company was negotiating with the customer towards either continuing the service arrangement or reaching acceptable terms for a termination.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


All statements, other than statements of historical fact, included in this Form 10-QSB involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, the impact of competitive products and pricing, the potential need to raise additional capital, uncertain markets for our products and services, our dependence on third parties and licensing/service supply agreements, and the ability of competitors to license the same technologies that we use for the PC Support Center and PC Support Application or develop or license other functionally equivalent technologies. This Management's Discussion and Analysis should be read in conjunction with our consolidated Financial Statements for the three months ended September 30, 2001, included herein.

OVERVIEW

PCsupport.com, Inc. is a provider of outsourced technical support solutions for businesses and consumers. We specialize in providing online, proactive, and user-focused technical support (eSupport) services to personal computer users worldwide. We provide eSupport solutions through our Technical Support Application to businesses who have an obligation to provide technical support to their employees or customers. Our PC Support Center offers a comprehensive eSupport solution directly to consumers, which is designed to reduce technical support costs and increase user satisfaction, although we have not been generating significant revenues to date from this service.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUE

Total revenue increased to $903,513 for the quarter ended September 30, 2001 from $98,549 for the quarter ended September 30, 2000. Revenue from service contracts accounted for $868,362 of revenue recognized during the three months ended September 30, 2001, and for $96,223 of the revenue recognized during the three months ended September 30, 2000. The balance of the first quarter 2001 revenue was from sub-leases of certain of our premises. The increase in service contract revenue of $772,139 from 2000 levels is primarily due to the introduction of our Technical Support Application to one of our key target markets, the Internet Service Provider market space. Service revenue was primarily earned from commissioning fees and the sale of eSupport services.
One customer accounted for approximately 59% of the service contract revenue for the quarter ended September 30, 2001. In November 2001 this customer gave notice of its intention to terminate its contract with us.

EXPENSES

In September 2001, we restructured our operations to reflect our ongoing move from primarily a development company to a sales organization focused on building a recurring revenue base, with technical support of our products continuing to be a significant ongoing investment. We reduced operating expenses in September 2001 through the elimination of approximately 30 positions in a strategic effort to move towards becoming cash self-sustaining while continuing to grow our customer base. The restructuring also reflected a lack of sufficient working capital to maintain the scope of operations that we had been conducting during the prior recent periods, particularly in the area of marketing and product development.

     Cost of License Fees and Services

The cost of license fees and services consists primarily of direct labor and related costs associated with delivering eSupport services through our Technical Support Application, including payments to third parties for services rendered, Internet connections, and costs of license fees under technology license agreements. Cost of license fees and services increased to $788,636 for the three months ended September 20, 2001 from $378,465 for the same period during the previous year. The increase in the cost of license fees and services of $410,171 from the comparative period is primarily a function of the increase in personnel required to serve a growing customer base, as well as an increase in contracted telephone support costs resold as part of our service package. These expenses can be expected to continue to increase in relationship to potential growth in revenues. We anticipate that there will be a significant lag between incurring the expenses to support the offering of our Technical Support Application and generating potential significant revenues from these expenditures.

At our current stage of penetration into the technical services market, we are developing a history of our operating activities and the gross margins resulting there from. We believe that a comparative analysis of our gross margins for the period is therefore not meaningful. During the three months ended September 30, 2001 we realized a gross margin of approximately 10% on our service contracts. The rate of gross margin varies from negative amounts on certain contracts up to as much as 35% on others. We are currently reviewing our pricing and contracts in order to eliminate or modify our lower margin accounts.

     Development Costs

Development costs consist primarily of payroll and related expenses for research and development personnel. Development costs decreased to $217,269 for the current period from $310,340 for the comparative period. The decrease in development costs of $93,071 in the first quarter of fiscal 2002 compared to the same period during fiscal 2001 is primarily the result of decreased personnel employed in Development combined with a reduction in software license costs. These personnel levels were reduced further as part of the September 2001 restructuring.

Our primary research and development effort will be to continue to add features to the Technical Support Application and to release subsequent versions during the next year. Due to the constantly evolving nature of the Internet and related technologies, we will continuously monitor changes in PC support technologies and Internet-based support offerings with the goal of adding additional functionality in new releases of the Technical Support Application. There is no assurance that the current levels of expenditures in product development will be sufficient to maintain our product as competitive, and expenditure levels may need to be increased.

     Marketing and Promotion

Marketing and promotion consists primarily of payments to third parties for web portal advertising and payroll and related expenses for marketing personnel. Marketing and promotion expenses decreased to $239,948 during the three months ended September 30, 2001 from a level of $967,252 for the same period in the previous fiscal year. The decrease of $727,304 compared to the prior fiscal year's period was the result of a significant reduction of the personnel assigned to marketing activities, and the minimization of payments to third parties for advertising activities. We have no plans to undertake material marketing efforts at this time due to limited resources. However, marketing efforts will be increased as and if funds permit.

     General and Administrative

General and administrative consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expenses incurred during the three months ended September 30, 2001 increased to $711,733 from $658,360 for the same period in the prior year. This was primarily due to increases in the level of professional services employed in administration.

     Depreciation and Amortization

We recorded depreciation and amortization totaling $241,554 during the three months ended September 30, 2001, compared to $56,649 during the three months ended September 30, 2000. The increase is primarily due to the amortization of our intangible assets over their estimated useful lives which management estimates range from two to three years. Amortization increased as a result of significant intangible asset additions resulting from acquisitions in fiscal 2001.

     Interest Income (expense), net

Net interest income includes interest income from cash and cash equivalents offset by interest expense. During the first quarter of fiscal 2002 we had net interest income of $3,015 as compared to a net interest income of $112,497 for the same period in the prior fiscal year. We do not expect a net interest income circumstance to occur in future periods, as we will likely be required to work with lower cash reserves, and may have to finance future operations through interest bearing debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $656,004 during the three months ended September 30, 2001, compared to $1,257,874 for the same period in the prior fiscal year. Net cash used in operations in the period was largely the result of net losses and an increase in trade receivables, partially offset by increases in accounts payable, accrued liabilities and deferred revenue. Net cash used in investing activities was $3,128 during the quarter compared to $711,882 for the same period in fiscal 2001. The decrease was due to the cash costs of acquisitions and investment in equipment and licenses during the three months ended September 30, 2000. No similar investing activities were undertaken during the three months ended September 30, 2001. Net cash provided by financing activities was $269,306 during the first quarter of fiscal 2001 and $17,000 for the comparative period. The increase in financing activities from fiscal 2000 to fiscal 2001 is the result of the successful completion of a convertible debenture financing in July and August 2001 and cash reserves being drawn down to fund rental payment commitments.

We had negative working capital of ($799,996) at September 30, 2001. Our principal commitments at September 30, 2001 consisted of obligations under operating leases. These commitments and the execution of our business plan, together with the funding of anticipated operating losses, required working capital in excess of our cash reserves at September 30, 2001. Subsequent to September 30, 2001, we raised a net total of $271,200 through a private placement of our common shares. We believe that the funds raised from this private placement will provide us with working capital sufficient to sustain our current level of operations at least through March 31, 2002. The private placement as of the date of this report was still open for subscription, and in the event that it were to become fully subscribed, we would realize additional net proceeds of $209,520, in which case we believe that our working capital would be sufficient to sustain operations through at least the end of the current fiscal year.

We anticipate funding our immediate working capital requirements from available cash, and our longer-term working capital requirements from potential future revenues generated from customers and additional financings, if needed and possible to obtain. We do not currently have any commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all, beyond the amounts discussed above. The current private placement has caused, and any future financings are likely to cause, our shareholders to experience dilution.

                          PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

           None.

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 2001 and August 2001, the Company sold a total of 50 units, each unit consisting of a Cdn$5,000 principal amount convertible debenture (convertible into 7,000 shares of the Company's common stock) and warrants to purchase 3,500 shares of the Company's common stock at $0.75 per share, to six institutional and individual investors for a total purchase price of Cdn$250,000. In connection with this offering, the Company issued warrants to purchase 26,250 shares of the Company's common stock at $0.45 per share as a finder's fee. None of the investors or the finder was a resident of the United States, and the Company relied upon the exemption from registration under the Securities Act of 1933 for the issuance of the foregoing securities provided by Regulation S.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

           None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

     ITEM 5 - OTHER INFORMATION

           None.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

     b.   Reports on Form 8K.

          None.


     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PCSUPPORT.COM, INC.


     Date: November 13, 2001    By: /s/ Michael G. McLean
                                   ---------------------------------------------
                                    Michael G. McLean
                                    President and Chief Executive Officer


     Date: November 13, 2001    By: /s/ Steven W. Macbeth
                                   ---------------------------------------------
                                    Steven W. Macbeth
                                    Chief Technology and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number    Description
------    -----------


10.1 Finder's Fee Agreement between the Company and Bolder Investment Partners dated October 19, 2001.

10.2 Loan Agreement and Promissory Note dated October 24, 2001 by the Company to Bolder Investment Partners Ltd.

10.3      Warrant issued on October 19, 2001 to Bolder Investment Partners Ltd.

10.4 Promissory Note dated October 24, 2001 by the Company to Welcome Opportunities Ltd.

10.5      Warrant issued on October 19, 2001 to Welcome Opportunities Ltd.