Form 10QSB
period 2001-12-31
PCSUPPORT COM INC
filed 2002-02-14
CIK 1096915

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  -----------

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                                  -----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

There were 15,736,662 shares of the Company's common stock outstanding on February 8, 2002.

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                               TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS...................................      1

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ..................     11

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS......................................     21

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..............     21

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES........................     21

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     21

         ITEM 5 - OTHER INFORMATION......................................     21

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................     22

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                      Interim Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)

                                                           December 31,      June 30,
                                                               2001            2001
                                                           ------------    ------------
                                                            (unaudited)     (audited)
Assets

Current assets:
     Cash and cash equivalents                             $    119,768    $    486,533
     Trade accounts receivable, net of
       allowance for doubtful accounts of $88,166
       (June 30, 2001 $41,741)                                  184,070         165,629
     Other accounts receivable                                  157,262          73,004
     Prepaid expenses and deposits                              160,913         150,120
                                                           ------------    ------------

       Total current assets                                     622,013         875,286

Restricted cash (note 4)                                        137,095         220,000
Property and equipment                                          519,846         730,463
Intangible assets                                               733,066         990,674
                                                           ------------    ------------

                                                           $  2,012,020    $  2,816,423
                                                           ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities              $    744,960    $    897,404
     Deferred revenue                                           598,843         253,373
                                                           ------------    ------------

       Total current liabilities                              1,343,803       1,150,777

 Convertible debenture (note 3(b))                              136,154              --

Stockholders' equity (note 3):
     Common stock, $0.001 par value, authorized
       100,000,000 shares; issued 15,736,662 shares
       at December 31, 2001 and 15,736,662 shares at
       June 30, 2001; being net of 285,000 treasury shares
       at December 31, 2001 and June 30, 2001                    16,022          16,022
     Contingent common stock to be
       issued and common share subscriptions (note 3(d))      1,064,682         625,000
     Additional paid-in capital                              19,156,146      18,625,839
     Deferred stock compensation                                (62,662)        (61,905)
     Deficit                                                (19,642,125)    (17,539,310)
                                                           ------------    ------------

       Total stockholders' equity                               532,063       1,665,646
                                                           ------------    ------------

                                                           $  2,012,020    $  2,816,423
                                                           ============    ============

Commitments and contingencies (note 4)

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)

                                                    Six months ended               Three months ended
                                                      December 31,                    December 31,
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
                                                       (unaudited)                     (unaudited)
Revenue:
  Service contracts                           $  1,573,368    $    399,649    $    705,006    $    303,426
  Sub-lease and other                               54,343          29,580          19,192          27,254
                                              ------------    ------------    ------------    ------------
                                                 1,627,711         429,229         724,198         330,680
Costs and expenses:
  Cost of license fees and services              1,421,741         800,713         630,341         422,248
  Development costs                                316,778         792,186          92,946         481,846
  Marketing and promotion                          408,448       1,335,039         161,168         367,787
  General and administrative                     1,545,931       1,382,262         850,747         723,902
                                              ------------    ------------    ------------    ------------
                                                 3,692,898       4,310,200       1,735,202       1,995,783
                                              ------------    ------------    ------------    ------------

Loss from operations                            (2,065,187)     (3,880,971)     (1,011,004)     (1,665,103)
Interest income (expense), net                     (37,628)        158,097         (40,759)         45,600
                                              ------------    ------------    ------------    ------------
Loss for the period                           $ (2,102,815)   $ (3,722,874)   $ (1,051,763)   $ (1,619,503)
                                              ============    ============    ============    ============
Loss per common share, basic and diluted      $      (0.13)   $      (0.34)   $      (0.07)   $      (0.14)
                                              ============    ============    ============    ============
Weighted average common shares outstanding,
basic and diluted                               15,736,662      10,860,358      15,736,662      11,502,999
                                              ============    ============    ============    ============

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

            Interim Consolidated Statements of Stockholders' Equity
                          (Expressed in U.S. Dollars)

                Six months ended December 31, 2001 (unaudited)



                                                                      Common
                                                                 stock to be
                                                                  issued and
                                               Common shares          Common  Additional      Deferred                        Total
                                                                       share     paid-in         stock                stockholders'
                                               Shares   Amount subscriptions     capital  compensation       Deficit         Equity
                                           ----------  -------  ------------  ----------       --------  ------------   -----------
Balance, June 30, 2001, brought forward    15,736,662  $16,022  $  625,000   $18,625,839      $(61,905)  $(17,539,310)  $ 1,665,646

Fair value of warrants issued
  in conjunction with Convertible
  debenture (note 3(b))                            --       --          --        21,967            --             --        21,967

Amortization of deferred stock
  compensation                                     --       --          --            --        87,532             --        87,532

Common stock subscriptions at $0.12,
  net of cash and non-cash financing
  costs of $468,318 (note 3(d))                    --       --     439,682            --            --             --       439,682

Fair value of warrants issued in
  conjunction with loan agreements
  (note 3(c))                                      --       --          --        39,341            --             --        39,341

Fair value of warrants issued in
  conjunction with subscription for
  common shares (note 3(d))                        --       --          --       372,542            --             --       372,542

Fair value of options issued to employees
  and consultants                                  --       --          --        96,457       (88,289)            --         8,168

Net loss                                           --       --          --            --            --     (2,102,815)   (2,102,815)
                                           ----------  -------  ----------   -----------      --------   ------------   -----------
Balance, December 31, 2001                 15,736,662  $16,022  $1,064,682   $19,156,146      $(62,662)  $(19,642,125)  $   532,063
                                           ==========  =======  ==========   ===========      ========   ============   ===========

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                 Interim Consolidated Statements of Cash Flows
                          (Expressed in U.S. Dollars)

                                                                  Six months ended
                                                                     December 31,
                                                                    2001           2000
                                                             -----------    -----------
                                                             (unaudited)    (unaudited)
Cash flows from operating activities:
     Loss for the period                                     $(2,102,815)   $(3,722,874)
     Items not affecting cash:
         Depreciation and amortization                           483,575        261,382
         Amortization of deferred stock compensation              87,532        177,751
         Amortization of discount on convertible debenture         7,110             --
         Fair value of warrants issued on bridge loan             39,341             --
         Intangible assets in exchange for services                   --         22,000
         Fair value of options issued to contractor                8,168             --
         Unrealized foreign exchange gain                         (4,188)            --
     Changes in operating assets and liabilities:
         Trade receivables                                       (18,441)      (462,454)
         Other receivables                                       (34,258)        82,541
         Prepaid expenses                                        (10,793)        89,033
         Deposits                                                     --        133,833
         Accounts payable and accrued liabilities               (152,444)       (96,493)
         Deferred revenue                                        345,470        157,372
                                                             -----------    -----------
           Net cash used in operating activities              (1,351,743)    (3,357,909)
                                                             -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                          (15,350)      (437,059)
     Deferred Acquisition and acquisition cash costs                  --         17,244
     Purchase of intangible assets                                    --     (1,530,962)
                                                             -----------    -----------
           Net cash used in investing activities                 (15,350)    (1,950,777)
                                                             -----------    -----------

Cash flows from financing activities:
     Cash acquired in acquisition                                     --         84,654
     Bridge financing received                                   150,000             --
     Repayment of bridge financing                              (150,000)            --
     Proceeds from exercise of stock options                          --         44,000
     Convertible debenture                                       155,199             --
     Net proceeds from sale of common stock                      762,224      1,810,807
     Cash released from reserve, net                              82,905             --
                                                             -----------    -----------
           Net cash provided by financing activities           1,000,328      1,939,461
                                                             -----------    -----------

Net decrease in cash and cash equivalents                       (366,765)    (3,369,265)
Cash and cash equivalents at beginning of period                 486,533      5,149,290
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $   119,768    $ 1,780,065
                                                             ===========    ===========

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

                          (Expressed in U.S. Dollars)

                                                                            Six months ended
                                                                              December 31,
                                                                             2001           2000
                                                                        ---------    -----------
                                                                      (unaudited)    (unaudited)
Supplemental disclosure
     Cash paid for interest                                             $      --    $     4,220
     Non-cash activities:
         Deferred stock compensation on grant of employee options         (88,289)      (125,860)
         Common stock issued for acquisition of license                        --        175,000
         Common stock issued on acquisitions                                   --      1,450,000
         Contingent common stock to be issued                                  --        625,000
         Fair value of warrants allocated as
          discount on convertible debenture (note 3(b))                    21,967             --
         Fair value of warrants issued in conjunction
            with loan agreements (note 3(c))                               39,341             --
         Fair value of warrants issued or amended in conjunction
           with subscription for common shares (note 3(d))                372,542             --
         Common share subscription receivable                              50,000             --

See accompanying notes to interim consolidated financial statements.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

              Notes to Interim Consolidated Financial Statements
                          (Expressed in U.S. Dollars)

                Six months ended December 31, 2001 (unaudited)

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

            The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure cost-effective third party license service supply agreements. There can be no assurance that the Company's services will be able to secure market acceptance or that cost effective license and service supply agreements will exist, continue to exist, or that the Company will become profitable. Operations have primarily been financed through the issuance of equity instruments and debt. Although the Company believes that the financing described in Notes 3(c) and 3(d) will provide the Company with sufficient working capital to sustain its current level of operations until at least April 2002, additional financing may be required in the future to sustain its operations if the Company's currently projected operating results are not realized or if the Company expands the scope of its operations. The Company does not have any commitments from third parties to provide additional financing, and further financings may not be available or may not be available on reasonable terms. If additional working capital is required and unavailable, the Company will be required to curtail operations.

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

                Six months ended December 31, 2001 (unaudited)

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

            Excluded from the computation of diluted loss per share for the periods ended December 31, 2001 are warrants to purchase 4,530,088 (December 31, 2000 - 2,965,838) shares of common stock and options to purchase 2,343,971 (December 31, 2000 - 2,428,800) shares of common stock because their effects would be anti-dilutive.

3.    Stockholders' equity:

      (a)   Stock options and stock-based compensation:

            During the six months ended December 31, 2001, the Company granted 305,000 stock options with exercise prices per share ranging from $0.17 to $1.63 and vesting from immediate up to 36 months (2000 - 1,528,875 with exercise prices per share ranging from $0.72 to $3.44 and vesting from immediate up to 36 months). During the six months ended December 31, 2001 473,267 stock options expired or were cancelled (2000 - nil). Stock compensation expense for the six months ended December 31, 2001 totaling $87,532 (2000 - $177,751)
            has been allocated $nil (2000 - $4,562) to Cost of license fees and services, $nil (2000 - $114,333) to Development costs, $nil (2000 - $19,527) to Marketing and promotion costs, and $87,532 (2000 - $39,329) to General and administrative costs.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

          Notes to Interim Consolidated Financial Statements, page 3
                          (Expressed in U.S. Dollars)

                Six months ended December 31, 2001 (unaudited)

--------------------------------------------------------------------------------

3.    Stockholders' equity (continued):

      (b)   Common shares and share purchase options and warrants:

            During July and August 2001, pursuant to a June 2001 private placement offering, the Company sold 50 units at a price of Cdn. $5,000 per unit. Each unit consisted of one Cdn. $5,000 principal amount 12% convertible subordinated debenture and 3,500 common share purchase warrants. Each whole warrant entitles the holder to purchase one common share of the Company for a period of twelve months from the date of closing at a price of U.S. $0.75 per share. The debentures mature on June 22, 2003, are unsecured and rank pari passu with other Canadian debentures and other unsecured subordinated indebtedness and liabilities of the Company. The principal amount of the debenture is convertible at the option of the holder at any time prior to maturity into common shares at a price of Cdn$0.71428571 for each common share. The debentures may be converted prior to maturity on the same basis at the option of the Company if, over a period of 20 consecutive trading days, at least 500,000 common shares of the Company have traded in aggregate and the average closing price of the Company's common shares exceeded $1.00 per share.

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

      (c)   Loan agreements and related share purchase warrants

            In October 2001 the Company entered into two separate loan agreements for a total of $150,000, each bearing interest at a rate of 10% annually. Under the terms of the agreements, the Company issued to the lenders warrants with an estimated fair value of $39,341 to purchase a total of 240,000 common shares of the Company at a price of $0.20 for a period of two years. The fair value of the warrants has been recorded as a discount and amortized over the term to maturity of the loans and was determined using a pricing model with the following weighted average assumptions; volatility of 154%, risk-free interest rate of 2.73%, and dividends rate of 0%. Both of these loans were repaid in cash in October 2001.

      (d)   Contingent common stock issued and common stock subscriptions

            Pursuant to the Company's November 27, 2000 MyHelpDesk, Inc. acquisition, the Company was obligated to issue a further 500,000 common shares on November 27, 2001. The Company is in the process of issuing and registering these common shares.

            During the three months ended December 31, 2001, the Company sold 7,566,661 shares of common stock at a price of $0.12 per share in a private placement, for gross cash proceeds to the Company of $908,000 of which $50,000 of subscription proceeds was collected in January 2002. Under the terms of this offering, the Company paid cash finder's fees of $79,980 and further issued as finder's fees 378,000 common share purchase warrants with an exercise price of $0.20 per share and an expiry date of

            December 31, 2003 and 378,000 common share purchase warrants with an exercise price of $0.40 per share and an expiry date of December 31, 2004. The fair value of these warrants was estimated to be $124,841. Also as a finder's fee, the Company reduced the exercise price and extended the expiry date of 1,500,000 previously issued and outstanding common share purchase warrants. The estimated incremental value of these modified warrants is $247,701. The Company realized net cash proceeds from the offering of $812,224 after allowing for the aforementioned fees and $15,796 of expenses related to the offering.

            The fair value of the warrants granted or amended as a finder's fee were determined using a pricing model with the following weighted average assumptions; volatility of 152%, risk-free interest rates ranging from 3.11% of 3.62%, and dividends rate of 0%.

                      PCSUPPORT.COM, INC. AND SUBSIDIARY

          Notes to Interim Consolidated Financial Statements, page 4
                          (Expressed in U.S. Dollars)

                Six months ended December 31, 2001 (unaudited)

--------------------------------------------------------------------------------

4.    Commitments and contingencies:

      (a) In May 2000 the Company entered into a lease of office premises for a 5-year term, commencing in September 2000. From time to time the Company has entered into partial sublease agreements of these premises. In August 2001, the sub-lessee under a partial sublease filed for bankruptcy, and the Company assumed the entire operating commitments for the premises as follows after December 31, 2001 and during the Company's fiscal years ending:

                       2002                     $135,000
                       2003                      270,000
                       2004                      270,000
                       2005                      270,000
                       2006                       45,000

      (b) As at December 31, 2001, the Company had issued letters of credit totaling $137,005 to a lessor and other service providers. Funds totaling $137,095 are held in term deposits to secure these letters of credit and are disclosed as restricted cash.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

All statements, other than statements of historical fact, included in this Form 10-QSB involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. These potential risks and uncertainties include, without limitation, those described below under "Risk Factors". This Management's Discussion and Analysis should be read in conjunction with our consolidated Financial Statements for the six months ended December 31, 2001, included herein.

OVERVIEW

PCsupport.com, Inc. is a provider of outsourced technical support solutions for businesses and consumers. We specialize in providing proactive, user-focused technical support services to personal computer users worldwide using both online (eSupport) and phone based media. We provide eSupport solutions through our Technical Support Application to businesses who have an obligation to provide technical support to their employees or customers, and complement that central offering with a telephone support call centre. Our PC Support Center offers a comprehensive eSupport solution directly to consumers, which is designed to reduce technical support costs and increase user satisfaction, although we have not been generating significant revenues to date from this service and do not expect to continue this offering.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

REVENUE

Total revenue increased by $393,518 (119%) to $724,198 for the quarter ended December 31, 2001 from $330,680 for the quarter ended December 31, 2000. For the six months ended December 31 2001 total revenue increased by $1,198,482 (279%) to $1,627,711 from $429,229 for the same period ended December 31, 2000. Revenue from service contracts accounted for $705,006 of revenue recognized during the three months ended December 31, 2001, and for $303,426 of the revenue recognized during the three months ended December 31, 2000 for an increase of 132%. A comparison of the fiscal year to date service revenue shows an increase of $1,173,719 (294%) from fiscal 2000 ($399,649) to fiscal 2001 ($1,573,368). The balance of the revenue was earned mainly from sub-leases of certain of our premises.

The increase in service contract revenue of $1,173,719 for the six months ended December 31, 2001 from 2000 levels is primarily due to the introduction of our Technical Support Application to one of our key target markets, the Internet Service Provider market space during the second half of fiscal 2001, and our first contract in what is proving to be a developing market for us, that being retail warranty support. Service revenue was primarily earned from commissioning fees and the sale of eSupport services.

One customer accounted for approximately 50% of the service contract revenue for the quarter ended December 31, 2001, and accounted for approximately 57% of the service revenue for the six months ended December 31,2001. In November 2001 this customer gave notice of its intention to terminate its contract with us. While the impact to our revenue base is material, the cash flow and profitability impacts are mitigated by the fact that approximately 80% of the revenue related to this contract was passed on to a third party for the provision of telephone support, and therefore did not generate positive gross margins for the company. In November 2001 we commenced to provide telephone support directly to our customers rather than outsourcing this service, with a view to both enhancing our offering and ultimately improving our margins.

EXPENSES

In September 2001, we restructured our operations to reflect our ongoing move from primarily a development company to a sales organization focused on building a recurring revenue base, with technical support of our products continuing to be a significant ongoing investment. We reduced operating expenses in September 2001 through the elimination of approximately 30 positions in a strategic effort to move towards becoming cash self-sustaining while continuing to grow our customer base, but have since recalled or otherwise rehired approximately 20 positions in order to serve our customers and expand our service capabilities to include telephone support. The restructuring also reflected a lack of sufficient working capital to maintain the scope of operations that we had been conducting during the prior recent periods, particularly in the area of marketing and product development.

      Cost of License Fees and Services

The cost of license fees and services consists primarily of direct labor and related costs associated with delivering eSupport services through our Technical Support Application, including payments to third parties for services rendered, Internet connections, and costs of license fees under technology license agreements. Cost of license fees and services increased to $630,341 for the three months ended December 31, 2001 from $422,248 for the same period during the previous year. The increase in the cost of license fees and services of $208,093 from the comparative quarter is primarily a function of the increase in personnel required to serve a growing customer base. These expenses can be expected to continue to increase relative to potential growth in revenues. We anticipate that there will be a significant lag between incurring the expenses to support the offering of our Technical Support Application and generating any potential revenues from these expenditures. For the six months ended December 31, 2001 the cost of license fees and services increased $621,028 (78%) from $800,713 for the six months ended December 31, 2000, to $1,421,741. When represented as a percentage of total revenue, the cost of license fees and services for the six months ended December 31, 2001 was 87% compared to 187% for the comparative period ended December 31, 2000.

During the three months ended December 31, 2001 we realized a gross margin of approximately 13% on our service contracts, compared to approximately 10% for the three months ended September 30, 2001 and negative margins for all quarters ending prior to September 30, 2001. The rate of gross margin varies from nil on certain contracts up to as much as 35% on others. We continue to review our pricing and contracts in order to eliminate or modify our lower margin accounts, and add potential new contracts at pricing that will provide acceptable margins.

In November 2001 we implemented the provision of telephone support directly to our customers via our own call centre in order to broaden the scope of our technical support capabilities. This is in recognition of the fact that while eSupport is a more effective tool than telephone support, the market is not mature enough at this time to recognize eSupport as a full solution offering and that our potential customer base would be increased by this broadened offering. We also anticipate that our margins on telephone support, which had been entirely sub-contracted to a third party prior to December 2001, will increase as we gain experience in this area of service.

      Development Costs

Development costs consist primarily of payroll and related expenses for research and development personnel. Development costs decreased to $92,946 for the three months ended December 31, 2001 from $481,846 for the comparative period. The decrease in development costs of $475,408 in the first six months of fiscal 2002 ($316,778) compared to the same period during fiscal 2001 ($792,186) is primarily the result of decreased personnel employed in Development combined with a reduction in software license costs. These decreases in development costs are also a reflection, in our opinion, of a certain maturity having been reached in the stage of our product development, with our recent efforts being directed at feature enhancement as well as support analyst efficiencies, compared to a more basic development effort in the prior fiscal year.

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

      Marketing and Promotion

Marketing and promotion expenses consist primarily of payroll and related expenses for sales and marketing personnel in the current fiscal year, and had included significant payments to third parties for web portal and other advertising in previous fiscal years. Marketing and promotion expenses decreased to $161,168 during the three months ended December 31, 2001 from a level of $367,787 for the same period in the previous fiscal year. The decrease of $206,619 compared to the prior fiscal year's period was the result of a significant reduction of the personnel assigned to marketing activities, as well as the minimization of payments to third parties for advertising activities to a smaller degree. For the six months ended December 31, 2001 marketing and promotion costs decreased $926,591 to $408,448 from $1,335,039 for the comparative period. This fiscal year to date comparison and reduction is substantially the result of reduced third party advertising costs no longer within our scope of operations. We have no plans to undertake material marketing efforts at this time due to limited resources. However, marketing efforts may be increased as and if funds permit.

      General and Administrative

General and administrative expense consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services, and the level of such costs have remained relatively steady during the current and comparative periods. General and administrative expenses incurred during the three months ended December 31, 2001 increased to $850,747 from $723,902 for the same period in the prior year. For the six months ended December 31, 2001 and 2000, general and administrative expenses were $1,545,931 and $1,382,262, respectively, for an increase of 12% in the current year to date level, which increases include depreciation and amortization discussed below.

      Depreciation and Amortization

We recorded depreciation and amortization expense totaling $242,021 during the three months ended December 31, 2001, compared to $56,649 during the three months ended December 31, 2000, such charges being to general and administrative costs. For the six months ended December 31, 2001 and 2000, depreciation and amortization were $483,575 and $261,382, respectively. The increases are primarily due to the amortization of intangible assets acquired in the course of the MyHelpDesk, Inc. acquisition in November 2000 over their estimated useful lives, which management estimates range from two to three years.

      Interest Income (expense), net

Net interest income includes interest income from cash and cash equivalents offset by interest expense. During the six months ended December 31, 2001 we had net interest expense of $37,628 as compared to a net interest income of $158,097 for the same period in the prior fiscal year. The decrease in interest income from the previous fiscal year levels is the result of lower cash balances, and we do not expect a material net interest income circumstance to occur in future periods, as we will likely be required to work with lower cash reserves, and may have to finance future operations through interest bearing debt. During the three months ended December 31, 2001 we incurred an interest expense charge of $39,341 in connection with the valuation of warrants associated with an October 2001 bridge loan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $1,351,743 during the six months ended December 31, 2001, compared to $3,357,909 for the same period in the prior fiscal year. Net cash used in operations in the period was largely the result of net losses and an increase in trade and other accounts receivable combined with a decrease in accounts payable, accrued liabilities and partially offset by an increase in deferred revenue. Net cash used in investing activities was $15,350 during the first half of fiscal 2002 compared to $1,950,777 for the same period in fiscal 2001. The decrease in investing activities was due to the cash costs of acquisitions and investment in equipment and licenses during the six months ended December 31, 2000, with such acquisitions activities not being undertaken in the current fiscal year. Net cash provided by financing activities was $1,000,328 during the first half of fiscal 2002 and $1,939,461 for the comparative period. The decrease in financing activities from fiscal 2001 to fiscal 2002 is the result of less financing being raised through the sale of common stock.

We had negative working capital of ($721,790) at December 31, 2001. Our principal commitments at December 31, 2001 consisted of obligations under operating leases, and service credits due to customers to be recorded against the deferred revenue balance of $598,843 at December 31, 2001. These commitments and the execution of our business plan, together with the funding of anticipated operating losses, required working capital in excess of our cash reserves at December 31, 2001. Approximately $425,000 of the deferred revenue balance as of December 31, 2001 resulted from the lower usage than the monthly minimum under the terms of our service agreement with Sears Roebuck ("Sears"). Sears has paid for these monthly minimums and will be entitled, as a result, to a credit for services used after April 30, 2002 up to the total amount of service credits earned to April 30, 2002. This will decrease our cash flow from the Sears contract after April 30, 2002 unless Sears increases its usage of our services to such a substantial degree as to consume these service credits prior to April 30, 2002.

We believe that the funds raised from the private placement completed in December 2001 will provide us with working capital sufficient to sustain our current level of operations at least through April 2002. In the event that we are unable to maintain at least our current level of revenues or if we incur unanticipated expenses, we will require additional capital in the near term. We do not currently have any commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all. If additional working capital is required and unavailable we will be forced to curtail our operations.

We anticipate funding our longer-term working capital requirements from potential future revenues generated from customers and additional financings, if needed and possible to obtain. Our private placement that was completed in December 2001 has caused, and any future financings are likely to cause, our shareholders to experience dilution.

RISK FACTORS

Our actual future results, performance or achievements may be materially different from any future results, performance or achievements that may be expressed or implied by the statements contained in this Form 10-QSB due to various factors and uncertainties, including without limitation the risk factors described below.

Our limited operating history makes it difficult to evaluate our business and prospects.

Our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and because the Internet is constantly changing, we may need to modify our business model to adapt to these changes. Companies in early stages of development, particularly companies in new and rapidly evolving Internet industry segments, are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

Our business model is a new and unproven one.

Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from multiple sources, currently consisting primarily of:

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

Our history of operating losses and negative cash flow may continue for the foreseeable future.

To date, we have incurred operating losses and negative cash flow from our operating activities. We anticipate that our operating losses and negative cash flow will continue for at least the immediately foreseeable future unless we are able to generate somewhat greater revenues than we have had in recent prior periods. Moreover, we may need to significantly increase our expenditures in the future for sales and marketing, content development, and technology and infrastructure development to enhance our business or to maintain our competitive position. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. The auditors' report with respect to our financial statements for the fiscal year ended June 30, 2001 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

We will need additional capital if our operations do not reach breakeven in the near future.

As of December 31, 2001, we had negative working capital on an unaudited basis of approximately $722,000. We will need to raise additional capital to sustain our operations if our operations do not reach a breakeven cash flow level in the near future. In addition, we may need additional capital in the future to support an increase in the scope of our operations or any potential shortfall in revenues. We anticipate funding any additional working capital requirements either through the proceeds from a private placement of our common stock or a debt financing, together with anticipated revenues generated from customers. We do not currently have any commitment from any third party to provide the potential debt or equity financing. We may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to secure additional financing when needed and our revenues are inadequate to provide the necessary working capital, we may be required to slow down or suspend our growth or reduce the scope of our then current level of business operations, any of which would have a material adverse effect on our business.

We are dependent on large customers.

Internet Services Management Group ("Skyenet"), an Internet Service Provider, accounted for approximately 57% of our monthly recurring revenue base for the six-month period ended December 31, 2001. In November 2001, Skyenet notified us of its intention to terminate its agreement with us. We have recently entered into an agreement to provide online technical support services to Sears-Roebuck ("Sears"). We anticipate that Sears will account for a substantial portion of our revenues in fiscal 2002 and potentially in subsequent years. However, the actual revenues from this agreement will depend upon the usage of our services by Sears' customers. The level of our services consumed by Sears may be limited if we are unable to provide specifically defined levels of service under this agreement.

Our Technical Support Application will need to be continually enhanced.

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

Sale of our services to large and medium-sized enterprise customers requires us to allocate substantial marketing resources and involves long sales cycles.

We have increased our efforts to sell our services to large and medium-sized enterprise customers and have devoted significant management and financial resources to achieving this goal. If our efforts are successful, large and medium-sized enterprise customers are expected to use our services in business critical operations which involve significant capital and management commitments by such customers. Potential large and medium-sized enterprise customers generally commit significant resources to an evaluation of available PC support alternatives and may require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our services to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase generally involve the evaluation of the alternative solutions by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. Since we have had only limited experience to date in understanding or anticipating the complex and rapidly changing needs of such corporations, we may need to constantly revise and expand our service offerings. A variety of factors, including factors over which we have little or no control, may cause potential large and medium-sized enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, including our relative inexperience in selling to such enterprise customers, the sales cycle for our services may be long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses from selling into the large enterprise, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which we have devoted significant resources could have a material adverse effect on our business, operating results or financial condition and could cause significant variations in our operating results from quarter to quarter.

The market for our services is highly competitive and we may not be able to compete successfully against our current and future competitors, resulting in reduced revenues or profitability.

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

We will need to develop brand recognition to effectively compete in the market.

To attract users we must develop a brand identity and increase public awareness of the services we offer. To increase brand awareness and revenue, we intend, to the extent we have adequate financial and other resources to do so, to increase our advertising and promotional efforts. Our marketing activities may, however, not result in increased revenue and, even if they do, any increased revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our business.

We rely on partners to provide us with technologies for our Technical Support Application.

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

We are subject to rapid technological change affecting our services.

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

We may be unable to sufficiently protect our intellectual property.

We may be unable to acquire or maintain trademark or Web domain names in the United States and other countries in which we may conduct business. We have applied for trademark protection for the name "MyHelpDesk" and currently hold various relevant domain names, including PCSUPPORT.com, GLOBALREPLACE.com, PCREPLACE.com, PDASUPPORT.com, PCSUPPORTCENTER.com, PCSUPPORTCENTER.net, PCRESTORE.com, and RECON-TECH.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand names and other proprietary rights.

Also, third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements or alter our business practices. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could materially harm our business.

We rely on confidentiality, non-disclosure and non-competition arrangements with our employees, representatives and other entities engaged in joint product or business development with us, and expect to continue to enter into such agreements with such persons. There can be no assurance that these agreements will provide meaningful protection.

There can be no assurance that other companies will not acquire and use information that we consider to be proprietary, and we may be unsuccessful in enforcing our intellectual property rights against these companies.

System disruptions may adversely affect our services.

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

The failure of online security measures could adversely affect our customer relationships.

Our relationships with our customers would be adversely affected if the security measures that we use to protect their personal information were ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

The infrastructure relating to our services is vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems. Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and our relationships with our subscribers and strategic partners. We could be liable to our subscribers for the damages caused by such breaches, or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures that we take may not prevent disruptions or security breaches.

Our business is dependent upon the continued development and maintenance of the Internet and the availability of increased bandwidth to users.

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

We may need to change the manner in which we conduct our business if government regulation increases or changes.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the United States Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the United States Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

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

Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by Congress. However, this legislation, known as the Internet Tax Nondiscrimination Act, imposes a moratorium ending on October 31, 2003 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

We may be exposed to product liability claims by our customers.

Our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. In selling our services, we rely on "click wrap" (electronic sales transmitted via the Internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. For these and other reasons, it is possible that the limitation of liability provisions contained in our license agreements may not be effective. Although we have not experienced any product liability claims to date, the sale and support of our services may entail the risk of such claims. A successful product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

We may be required to collect taxes in foreign jurisdictions, which will impose additional administrative burdens on us.

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

Our operating results may be adversely affected by fluctuations in the U.S. and Canadian currencies.

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

Our operating results may prove unpredictable, and may fluctuate significantly.

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

                          PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

            None.

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In October 2001 the Company entered into two separate loan agreements, with lenders who were not residents of the United States, for a total of $150,000. In consideration for these loans the Company issued two-year common share purchase warrants to the lenders to purchase a total of 240,000 common shares of the Company's stock at $0.20 per share. The Company relied upon Regulation S in issuing these warrants without registration under the Securities Act of 1933.

(b) In December 2001 the Company completed the sale of 7,566,661 shares of our common stock to 45 accredited investors at a price of $0.12 per share. In connection with this private placement the Company issued warrants to purchase a total of 756,000 shares of common stock as a finder's fee to two accredited investors. Warrants covering 378,000 of these shares expire on December 31, 2003 and have an exercise price of $0.20 per share. The remaining 378,000 of these warrants expire on December 31, 2004 and have an exercise price of $0.40 per share. The Company relied upon Regulation D in issuing these shares and warrants without registration under the Securities Act of 1933.

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 12, 2001 the Company held its 2001 Annual Meeting of Stockholders, at which the Company's shareholders approved the following, which were the only matters acted upon by the shareholders at this meeting:

      a. Election of the following individuals as all of the Company's directors: Mike McLean, Steve Macbeth and Jerome DeLuccio (FOR - 7,893,747, AGAINST - 0, ABSTAIN - 1,730, BROKER NON VOTE - 0).

      b. Appointment of KPMG, LLP as the Company's independent auditors for the fiscal year ending June 30, 2002 (FOR - 7,895,099, AGAINST - 0, ABSTAIN - 400, BROKER NON-VOTE - 0).

      ITEM 5 - OTHER INFORMATION

            None.

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

      b.    Reports on Form 8-K.

            None.

      SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PCSUPPORT.COM, INC.


      Date: February 12, 2002          By:         /s/ Michael G. McLean
                                           -------------------------------------
                                                        Michael G. McLean
                                                        President and Chief
                                                        Executive Officer


      Date: February 12, 2002          By:         /s/ Michael S. Hillhouse
                                           -------------------------------------
                                                        Michael S. Hillhouse
                                                        Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit

Number      Description
------      -----------

10.1        Warrant issued on December 31, 2001 to Canaccord Capital
            Corporation.

10.2        Warrant issued on December 31, 2001 to Canaccord Capital
            Corporation.

10.3        Warrant issued on December 31, 2001 to Bolder Investment Partners
            Ltd.

10.4        Warrant issued on December 31, 2001 to Bolder Investment Partners
            Ltd.