Form 10QSB
period 2002-03-31
PCSUPPORT COM INC
filed 2002-06-04
CIK 1096915

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-27693

PCSupport.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0211769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 3605 Gilmore Way
Burnaby, British Columbia, Canada V5G 4X5
(Address of principal executive offices) (Zip Code)

Issuer’s Telephone Number:
(604) 419-4490

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒ NO  ☐

There were 24,103,326 shares of the Company’s common stock outstanding on May 15, 2002.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO  ☒

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PCSUPPORT.COM, INC. AND SUBSIDIARY

Prepared by management with no independent review (Note 1)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2002	June 30, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,517	$486,533
Trade accounts receivable, net of allowance for doubtful accounts of $98,369 (June 30, 2001 $41,741)	223,298	165,629
Other accounts receivable	36,723	73,004
Prepaid expenses and deposits	154,586	150,120

Total current assets	432,124	875,286

Restricted Cash (note 4)	116,597	220,000
Property and equipment	411,253	730,463
Intangible assets	606,672	990,674

	$1,566,646	$2,816,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$729,553	$897,404
Deferred revenue	860,538	253,373

Total current liabilities	1,590,091	1,150,777

Convertible debenture (note 3(b))	136,154	—

Stockholders’ equity (note 3):
Common stock, $0.001 par value, authorized 100,000,000 shares; issued 23,318,326 shares at March 31, 2002 and 15,736,662 shares at June 30, 2001; being net of 285,000 treasury shares at March 31, 2002 and June 30, 2001	23,604	16,022
Contingent common stock to be issued (note 3(e))	625,000	625,000
Additional paid-in capital	19,583,150	18,625,839
Deferred stock compensation	(37,346)	(61,905)
Deficit	(20,354,007)	(17,539,310)

Total stockholders’ equity	(159,599)	1,665,646

	$1,566,646	$2,816,423

Commitments and contingencies (note 4)

See accompanying notes to interim consolidated financial statements.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Prepared by management with no independent review (Note 1)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	Nine months ended March 31,		Three months ended March 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue:
Service contracts	$2,004,536	$502,912	$431,168	$103,263
Sub-lease and other	73,370	133,663	19,027	104,083

	2,077,906	636,575	450,195	207,346
Costs and expenses:
Cost of license fees and services	1,757,366	1,222,259	335,625	421,546
Development costs	411,068	1,223,749	94,290	431,563
Marketing and promotion	622,866	1,873,200	214,418	538,161
Amortization and write-down	718,562	2,663,119	234,987	2,401,737
General and administrative	1,345,439	1,851,497	283,083	730,617

	4,855,301	8,833,824	1,162,403	4,523,624

Loss from operations	(2,777,395)	(8,197,249)	(712,208)	(4,316,278)

Interest income (expense), net	(37,302)	189,426	325	31,329

Loss for the period	$(2,814,697)	$(8,007,823)	$(711,883)	$(4,284,949)

Loss per common share, basic and diluted	$(0.17)	$(0.65)	$(0.04)	$(0.28)

Weighted average common shares outstanding, basic and diluted	16,790,488	12,245,640	16,183,279	15,077,773

See accompanying notes to interim consolidated financial statements.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Interim Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)
Nine months ended March 31, 2002 (unaudited)

	Common shares		Common stock to be issued and common share subscriptions	Additional paid-in capital	Deferred stock compensation	Deficit	Total stockholders’ Equity
	Shares	Amount
Balance, June 30, 2001, brought forward	15,736,662	$16,022	$625,000	$18,625,839	$(61,905)	$(17,539,310)	$1,665,646
Fair value of warrants issued in conjunction with Convertible debenture (note 3(b))	—	—	—	21,967	—	—	21,967
Amortization of deferred stock compensation	—	—	—	—	112,848	—	112,848
Sale of common stock at $0.12, net of cash and non-cash financing costs of $476,864 (note 3(d))	7,566,664	7,567	—	796,111	—	—	803,678
Fair value of warrants issued in conjunction with loan agreements (note 3(c))	—	—	—	39,341	—	—	39,341
Issuance of common stock in exchange for services	15,000	15	—	3,435	—	—	3,450
Fair value of options issued to employees and consultants	—	—	—	96,457	(88,289)	—	8,168
Net loss	—	—	—	—	—	(2,814,697)	(2,814,697)

Balance, March 31, 2002	23,318,326	$23,604	$625,000	$19,583,150	$(37,346)	$(20,354,007)	$(159,599)

PCSUPPORT.COM, INC. AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

	Nine months ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Loss for the period	$(2,814,697)	$(8,007,823)
Items not affecting cash:
Depreciation and amortization	718,562	2,663,119
Amortization of deferred stock compensation	62,216	188,918
Amortization of discount on convertible debenture	7,110	—
Fair value of warrants issued on bridge loan	39,341	—
Intangible assets in exchange for services	—	22,000
Loss on asset disposals, bad debts and debt extinguishments		46,131
Fair value of options issued to contractor	8,168	—
Unrealized foreign exchange gain	20,391	—
Changes in operating assets and liabilities:
Trade receivables	(57,670)	(332,848)
Other receivables	86,281	101,383
Prepaid expenses	(4,466)	138,466
Deposits	—	133,171
Accounts payable and accrued liabilities	(167,851)	(284,675)
Deferred revenue	607,165	150,332

Net cash used in operating activities	(1,495,450)	(5,181,826)

Cash flows from investing activities:
Purchase of property and equipment	(15,350)	(443,240)
Deferred Acquisition and acquisition cash costs	—	—
Purchase of intangible assets	—	(1,505,962)

Net cash used in investing activities	(15,350)	(1,949,202)

Cash flows from financing activities:
Cash acquired in acquisition	—	84,654
Bridge financing received	150,000	—
Repayment of bridge financing	(150,000)	—
Proceeds from exercise of stock options	—	44,000
Convertible debenture	155,199	—
Net proceeds from sale of common stock	803,680	3,317,191
Cash released from reserve	82,905	—

Net cash provided by financing activities	1,041,784	3,445,845

Net increase (decrease) in cash and cash equivalents	(469,016)	(3,685,183)
Cash and cash equivalents at beginning of period	486,533	5,149,290

Cash and cash equivalents at end of period	$17,517	$1,464,107

PCSUPPORT.COM, INC. AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (continued)
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

	Nine months ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Supplemental disclosure
Cash paid for interest	$—	$4,290
Cash paid for taxes	—	—
Non-cash activities:
Deferred stock compensation on grant of employee options	(88,289)	230,836
Cancellation of deferred stock compensation	—	(356,696)
Common stock issued for acquisition of license	—	175,000
Common stock issued on acquisitions	—	1,365,346
Common stock issued in exchange for note receivable		261,800
Contingent common stock to be issued	—	625,000
Fair value of warrants allocated as discount on convertible debenture (note 3(b))	21,967	—
Fair value of warrants issued in conjunction with loan agreements (note 3(c))	39,341	—
Fair value of warrants issued or amended in conjunction with sale of common shares (note 3(d))	372,542	—

See accompanying notes to interim consolidated financial statements.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

Nine months ended March 31, 2002 (unaudited)

1.    Nature of business:

These interim consolidated financial statements have been prepared by management, and have not been reviewed in any way by the auditors for the Company, KPMG LLP (“KPMG”). Due to a lack of working capital, the Company was unable to engage KPMG for the required review of these financial statements. While management believes that these financial statements fairly represent the financial results and condition of the Company, the financial statements should be read with an understanding of the above noted deficiency. A review will be conducted by KPMG as soon as it is financially feasible, and if necessary an amended filing would be prepared at that time. Management do not anticipate any material changes that may result from the subsequent review.

These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, as discussed below, currently exist which suggest that this is not a valid assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operations have primarily been financed through the issuance of equity instruments and debt. The Company as of the date of this filing does not have sufficient working capital to continue its operations or to meet financial commitments to its creditors and vendors. Additional financing is required immediately in order to sustain the operations of the Company. The Company does not have any commitments from third parties to provide additional financing beyond those described in Note 5(e), and further financings may not be available or may not be available on reasonable terms or on a timely basis. If additional working capital is unavailable, the Company will be required to discontinue operations immediately. Should the Company secure immediate financing, the future operations of the Company will be dependent upon the market’s acceptance of its services and the Company’s ability to provide the contracted services in a cost effective manner. There can be no assurance that the Company’s services will be able to secure market acceptance or that cost effective operations will exist, continue to exist, or that the Company will become profitable.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

Nine months ended March 31, 2002 (unaudited)

2.    Significant accounting policies:

(a)	Basis of presentation:

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company and its wholly owned subsidiary, Reconnaissance International Ltd., and reflect all adjustments, consisting solely of normal recurring adjustments, which, in management’s opinion, are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

Excluded from the computation of diluted loss per share for the periods ended March 31, 2002 are warrants to purchase 3,790,088 (March 31, 2001 – 3,332,838) shares of common stock and options to purchase 3,072,422 (March 31, 2001 – 2,308,513) shares of common stock because their effects would be anti-dilutive.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

Nine months ended March 31, 2002 (unaudited)

3.    Stockholders’ equity:

(a)	Stock options and stock-based compensation:

During the nine months ended March 31, 2002, the Company granted 1,083,000 stock options with exercise prices per share ranging from $0.11 to $0.13 and vesting from immediate up to 36 months (2001—12,181,359 with exercise prices per share ranging from $0.69 to $3.44 and vesting from immediate up to 36 months). During the nine months ended March 31, 2002, 354,549 stock options expired (2001—nil). Stock compensation expense for the nine months ended March 31, 2002 totaling $62,216 (2001—$188,918) has been allocated $nil (2001—$4,562) to Cost of license fees and services, $nil (2001—$114,333) to Development costs, $nil (2001—$27,371) to Marketing and promotion costs, and $62,216 (2001—$42,652) to General and administrative costs.

(b) Common shares and share purchase options and warrants:

During July and August 2001, pursuant to a June 2001 private placement offering, the Company sold 50 units at a price of Cdn. $5,000 per unit. Each unit consisted of one Cdn. $5,000 principal amount 12% convertible subordinated debenture and 3,500 common share purchase warrants. Each whole warrant entitles the holder to purchase one common share of the Company for a period of twelve months from the date of closing at a price of U.S. $0.75 per share. The debentures mature on June 22, 2003, are unsecured and rank pari passu with other Canadian debentures and other unsecured subordinated indebtedness and liabilities of the Company. The principal amount of the debenture is convertible at the option of the holder at any time prior to maturity into common shares at a price of Cdn$0.71428571 for each common share. The debentures may be converted prior to maturity on the same basis at the option of the Company if, over a period of 20 consecutive trading days during which at least 500,000 common shares of the Company have traded in aggregate and the average closing price of the Company’s common shares exceeded $1.00 per share.

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

(c)	Loan agreements and related share purchase warrants:

In October 2001 the Company entered into two separate loan agreements for a total of $150,000, each bearing interest at a rate of 10% annually. Under the terms of the agreements, the Company issued to the lenders warrants with an estimated fair value of $39,341 to purchase a total of 240,000 common shares of the Company at a price of $0.20 for a period of two years. The fair value of the warrants over the term to maturity of the loans and was determined using a pricing model with the following weighted average assumptions; volatility of 154%, risk-free interest rate of 2.73%, and dividends rate of 0%. Both of these loans were repaid in cash in October 2001.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

Nine months ended March 31, 2002 (unaudited)

3.    Stockholders’ equity (continued):

(d)	Common stock issued

During the nine months ended March 31, 2002, the Company sold 7,566,661 shares of common stock at a price of $0.12 per share in a private placement, for gross cash proceeds to the Company of $908,000. Under the terms of this offering, the Company paid cash finder’s fees of $79,980 and further issued as finder’s fees 378,000 common share purchase warrants with an exercise price of $0.20 per share and an expiry date of December 31, 2003 and 378,000 common share purchase warrants with an exercise price of $0.40 per share and an expiry date of December 31, 2004. The fair value of these warrants was estimated to be $124,841 in the quarter ended December 31, 2001. Also as a finder’s fee, the Company reduced the exercise price and extended the expiry date of 1,500,000 previously issued and outstanding common share purchase warrants. The estimated incremental value of these modified warrants is $247,701. The Company realized net proceeds from the offering of $803,680 after allowing for the aforementioned fees and $24,340 of expenses related to the offering.

The fair value of the warrants granted or amended as a finder’s fee were determined using a pricing model with the following weighted average assumptions; volatility of 152%, risk-free interest rate of 3.11%, and dividends rate of 0%.

(e)	Contingent common stock

Pursuant to the Company’s November 27, 2000 MyHelpDesk, Inc. acquisition the Company was obligated to issue a further 500,000 common shares on November 27, 2001. These shares were issued subsequent to March 31, 2002.

PCSUPPORT.COM, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Prepared by management with no independent review (Note 1)

Nine months ended March 31, 2002 (unaudited)

4.    Commitments and contingencies:

(a)
In May 2000 the Company entered into a lease of office premises for a 5-year term, commencing in September 2000. From time to time the Company has entered into partial sublease agreements of these premises. In August 2001, the sub-lessee under a partial sublease filed for bankruptcy, and the Company assumed the entire operating commitments for the premises as follows after March 31, 2002 and during the Company’s fiscal years ending:

2002	$67,500
2003	270,000
2004	270,000
2005	270,000
2006	45,000

(b)
As at March 31, 2002, the Company had issued letters of credit totaling $137,005 to a lessor and other service providers. Funds totaling $137,095 are held in term deposits to secure these letters of credit and are disclosed as restricted cash.

5.    Subsequent events:

(a)	Subsequent to March 31, 2002 the Company granted 2,000 stock options with an exercise price per share of $0.11 and a vesting period of 36 months.

(b)
Subsequent to March 31, 2002 the Company was served with a citation notice of petition to sue for $75,000 plus costs from a creditor who is reflected in the liabilities of the Company in the amount of $75,000. The Company considers the invoices by the creditor, while within the terms of the Company’s agreement with the creditor, to be for services for which the Company did not receive services in accordance with the said agreement. No additional costs have been recorded as a contingent liability.

(c)	Subsequent to March 31, 2002 the Company issued 500,000 shares of common stock pursuant to the Company’s November 27, 2000 MyHelpDesk, Inc. acquisition (Note 3(e)).

(d)
Subsequent to March 31, 2002 the Company was advised by the lessor of its principal premises (Note 4(a)) that it was in default on the lease as a result of non-payment. No specific action against the Company has been defined.

(e)
Subsequent to March 31, 2002 the Company entered into an agreement in principle with Voyus, Ltd. (“Voyus”), whereby the Company would undertake efforts to merge with Voyus. Under the terms of the agreement, which is subject to shareholder and regulatory approval and other conditions precedent, shareholders of Voyus at the time of the completion would receive 66.67% and shareholders of the Company at the time of completion would receive 33.33%, respectively, of the shares of the combined company. In accordance with the agreement, on May 17, 2002 Voyus advanced Cdn$100,000 to the Company under a demand note, such note being secured by the assets of the Company.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS

All statements, other than statements of historical fact, included in this Form 10-QSB involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance or achievements expressed or implied by such statements contained in this Form 10-QSB. These potential risks and uncertainties include, without limitation, those described below under “Risk Factors”. This Management’s Discussion and Analysis should be read in conjunction with our consolidated Financial Statements for the nine months ended March 31, 2002, included herein. The reader should qualify any assumptions made from the reading of this Management’s Discussion and Analysis and the Financial Statements presented for the nine months ended March 31, 2002 with the knowledge that we were unable to engage the appropriate review engagement of our financial statements for the three months ended March 31, 2002 from our auditors due to insufficient funds.

OVERVIEW

PCsupport.com, Inc. is a provider of outsourced technical support solutions for businesses. We specialize in providing proactive, user-focused technical support services to personal computer users worldwide using both online (eSupport) and phone based media. We provide eSupport solutions through our Technical Support Application to businesses who have an obligation to provide technical support to their employees or customers, and complement that central offering with a telephone support call centre.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUE

Total revenue increased by $242,849 (117%) to $450,195 for the quarter ended March 31, 2002 from $207,346 for the quarter ended March 31, 2001. For the nine months ended March 31, 2002 total revenue increased by $1,441,361 (226%) to $2,077,906 from $636,575 for the same period ended March 31, 2001. Revenue from service contracts accounted for $431,168 of revenue recognized during the three months ended March 31, 2002, and for $103,263 of the revenue recognized during the three months ended March 31, 2001 for an increase of 318%. A comparison of the fiscal year to date service revenue shows an increase of $1,501,624 (299%) from fiscal 2001 ($502,912) to fiscal 2002 ($2,004,536). The balance of the revenue was earned mainly from sub-leases of certain of our premises.

The increase in service contract revenue of $1,501,624 for the nine months ended March 31, 2002 from 2001 levels is primarily due to the introduction of our Technical Support Application to one of our key target markets, the Internet Service Provider market space during the second half of fiscal 2001, and our first contract in retail warranty support. Service revenue was primarily earned from commissioning fees and the sale of eSupport and telephone support services.

One customer accounted for approximately 50% of the service contract revenue for the quarter ended December 31, 2001, and accounted for approximately 44% of the service revenue for the nine months ended March 31,2002. In November 2001 this customer gave notice of its intention to terminate its contract with us. While the impact to our revenue base is material, the cash flow and profitability impacts are mitigated by the fact that approximately 80% of the revenue related to this contract was passed on to a third party for the provision of telephone support, and therefore did not generate positive gross margins for the company. In November 2001 we commenced to provide telephone support directly to our customers rather than outsourcing this service, with a view to both enhancing our offering and ultimately improving our margins.

EXPENSES

We have made continual efforts to reduce our expenses to a level that will be funded by cash flow from our operations on a recurring basis, but to date we have been unable to achieve this objective. A significant reduction of costs was implemented in September 2001, and further reductions in staff were implemented in February 2002.

Cost of License Fees and Services

The cost of license fees and services consists primarily of direct labor and related costs associated with delivering eSupport services through our Technical Support Application, including payments to third parties for services rendered, Internet connections, and costs of license fees under technology license agreements. Cost of license fees and services decreased to $335,625 for the three months ended March 31, 2002 from $417,686 for the same period during the previous year. The decrease in the cost of license fees and services of $82,061 (20%) from the comparative quarter is primarily a function of efficiencies being gained in the servicing of our customers and a general freeze on discretionary spending. These expenses can be expected to continue to increase relative to potential growth in revenues. We anticipate that there will be a significant lag between incurring the expenses to support the offering of our Technical Support Application and generating any potential revenues from these expenditures. For the nine months ended March 31, 2002 the cost of license fees and services increased $535,107 (44%) from $1,222,259 for the nine months ended March 31, 2001, to $1,757,366. When represented as a percentage of total revenue, the cost of license fees and services for the nine months ended March 31, 2002 was 85% compared to 192% for the comparative period ended March 31, 2001.

During the three months ended March 31, 2002 we realized a gross margin of approximately 25% on our service contracts, compared to approximately 13% for the three months ended December 31, 2001 and negative margins for all quarters ending prior to September 30, 2001. The rate of gross margin varies from nil on certain contracts up to as much as 35% on others. We continue to review our pricing and contracts in order to eliminate or modify our lower margin accounts, and add potential new contracts at pricing that will provide acceptable margins.

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

Development Costs

Development costs consist primarily of payroll and related expenses for research and development personnel. Development costs decreased to $94,920 for the three months ended March 31, 2002 from $383,778 for the comparative period. The decrease in development costs of $828,946 in the first nine months of fiscal 2002 ($411,068) compared to the same period during fiscal 2001 ($1,223,749) is primarily the result of decreased personnel employed in Development combined with a reduction in software license costs. These decreases in development costs are also a reflection, in our opinion, of a certain maturity having been reached in the stage of our product development, with our recent efforts being directed at feature enhancement as well as support analyst efficiencies, compared to a more basic development effort in the prior fiscal year.

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

Marketing and Promotion

Marketing and promotion expenses consist primarily of payroll and related expenses for sales and marketing personnel in the current fiscal year, and had included significant payments to third parties for web portal and other advertising in previous fiscal years. Marketing and promotion expenses decreased to $214,418 during the three months ended March 31, 2002 from a level of $369,276 for the same period in the previous fiscal year. The decrease of $154,858 compared to the prior fiscal year’s period was the result of a significant reduction of the personnel assigned to marketing activities, as well as the minimization of payments to third parties for advertising activities to a smaller degree. For the nine months ended March 31, 2002 marketing and promotion costs decreased $1,271,350 to $622,866 from $1,894,216 for the comparative period. This fiscal year to date comparison and reduction is substantially the result of reduced third party advertising costs no longer within our scope of operations. We have no plans to undertake material marketing efforts at this time due to limited resources. However, marketing efforts may be increased as and if funds permit.

General and Administrative

General and administrative expense consists principally of payroll expenses and related costs of administrative personnel and professional fees for legal, accounting and other professional services, and the level of such costs have remained relatively steady during the current and comparative periods. General and administrative expenses incurred during the three months ended March 31, 2002 decreased to $283,083 from $730,617 for the same period in the prior year. For the nine months ended March 31, 2002 and 2001, general and administrative expenses were $1,345,439 and $1,851,497, respectively, for a decrease of 27% in the current year to date level.

Depreciation and Amortization

We recorded depreciation and amortization expense totaling $234,987 during the three months ended March 31, 2002, compared to $2,401,737 during the three months ended March 31, 2001. The fiscal 2001 expenses included a one-time write down of an intangible asset. For the nine months ended March 31, 2002 and 2001, depreciation and amortization were $718,562 and $2,663,119, respectively. The decrease is primarily due to the write down of intangible assets acquired in the course of the MyHelpDesk, Inc. acquisition in November 2000 during the three months ended March 31, 2001.

Interest Income (expense), net

Net interest income includes interest income from cash and cash equivalents offset by interest expense. During the nine months ended March 31, 2002 we had net interest expense of $37,302 as compared to a net interest income of $189,426 for the same period in the prior fiscal year. The decrease in interest income from the previous fiscal year levels is the result of lower cash balances, and we do not expect a material net interest income circumstance to occur in future periods, as we will likely be required to work with lower cash reserves, and may have to finance future operations through interest bearing debt. During the nine months ended March 31, 2002 we incurred an interest expense charge of $39,341 in connection with the valuation of warrants associated with an October 2001 bridge loan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $1,495,450 during the nine months ended March 31, 2002, compared to $5,181,826 for the same period in the prior fiscal year. Net cash used in operations in the period was largely the result of net losses and an increase in trade and other accounts receivable combined with a decrease in accounts payable, accrued liabilities and partially offset by an increase in deferred revenue. Net cash used in investing activities was $15,350 during the first three quarters of fiscal 2002 compared to $1,949,202 for the same period in fiscal 2001. The decrease in investing activities was due to the cash costs of acquisitions and investment in equipment and licenses during the nine months ended March 31, 2001, with such acquisitions activities not being undertaken in the current fiscal year. Net cash provided by financing activities was $1,041,784 during the first three quarters of fiscal 2002 and $3,445,845 for the comparative period. The decrease in financing activities from fiscal 2001 to fiscal 2002 is the result of less financing being raised through the sale of common stock.

We had negative working capital of ($1,157,967) at March 31, 2002. Our principal commitments at March 31, 2002 consisted of obligations under operating leases, and service credits due to customers to be recorded against the deferred revenue balance of $860,538 at March 31, 2002. These commitments and the execution of our business plan, together with the funding of anticipated operating losses, required working capital in excess of our cash reserves at March 31, 2002. Approximately $725,000 of the deferred revenue balance as of March 31, 2002 resulted from the lower usage than the monthly minimum under the terms of our service agreement with Sears Roebuck (“Sears”). Sears has paid for these monthly minimums and will be entitled to a credit for services used after April 30 2002 up to the total amount of service credits earned to April 30, 2002. This will decrease our cash flow from the Sears contract after April 30, 2002 unless Sears increases its usage of our services to such a substantial degree as to consume these service credits prior to April 30, 2002, which appears unlikely to occur at the present time.

The funds raised from the private placement completed in December 2001 provided us with working capital sufficient to sustain our operations through April 2002 as discussed in the Form 10-QSB for the period ended December 31, 2001. On May 6, 2002 our Board of Directors approved an agreement in principle to enter into a merger with Voyus Ltd. (“Voyus”), a company with a complimentary service offering. The agreement in principle requires that the parties use their best efforts to raise a minimum of $700,000 to fund the merged operations. As part of this financing, Voyus has advanced CDN$100,000 to us for near-term operating capital needs. This advance is evidenced by a demand note that is secured by a charge against all of our assets. The transaction is subject to a number of conditions precedent, including the execution of a definitive agreement and all required regulatory and shareholder approvals. While management believes that the merged venture provides the basis for a more efficient business model, we do not currently have any commitments from any third party to provide additional financing subject to the merger, and we may be unable to obtain financing on reasonable terms or at all. If additional working capital is not immediately available we will be forced to severely curtail or discontinue our operations. The proposed merger and any potential future financings will cause our shareholders to experience significant dilution.

RISK FACTORS

Our actual future results, performance or achievements may be materially different from any future results, performance or achievements that may be expressed or implied by the statements contained in this Form 10-QSB due to various factors and uncertainties, including without limitation the risk factors described below.

We need additional capital.

As of March 31, 2002, we had negative working capital on an unaudited basis of approximately $1,158,000. We need to raise additional capital immediately in order to sustain our operations at current levels. We anticipate funding additional working capital requirements either through the proceeds from a private placement of our common stock or a debt financing if possible to obtain at all and in a timely fashion. We do not currently have any commitment from any third party to provide the potential debt or equity financing. We may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to secure sufficient additional financing immediately to provide the necessary working capital, we will be forced to severely curtail or discontinue our operations. The proposed merger with Voyus (see Liquidity and Capital Resources, above) and any potential future financings will cause our shareholders to experience significant dilution.

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

•	PC vendors, PC retailers and third party warranty vendors

•	Internet Service Providers

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

To date, we have incurred operating losses and negative cash flow from our operating activities. We anticipate that our operating losses and negative cash flow will continue for at least the immediately foreseeable future unless we are able to generate somewhat greater revenues than we have had in recent prior periods. Moreover, we may need to significantly increase our expenditures in the future for sales and marketing, content development, and technology and infrastructure development to enhance our business or to maintain our competitive position. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. The auditors’ report with respect to our financial statements for the fiscal year ended June 30, 2001 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

We are dependent on large customers.

Internet Services Management Group (“Skyenet”), an Internet Service Provider, accounted for approximately 40% of our monthly recurring revenue base for the nine-month period ended March 31, 2002. In November 2001, Skyenet notified us of its intention to terminate its agreement with us. We have recently entered into an agreement to provide online technical support services to Service Net Solutions, LLC (“Service Net”). We anticipate that Service Net will account for a substantial portion of our revenues in fiscal 2002 and potentially in subsequent years. However, the actual revenues from this agreement will depend upon the volume of PC warranty claims that Service Net administers.

The level of our services consumed by Service Net may be limited if we are unable to provide specifically defined levels of service under this agreement.

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

We have increased our efforts to sell our services to large and medium-sized enterprise customers and have devoted significant management and financial resources to achieving this goal. If our efforts are successful, large and medium-sized enterprise customers are expected to use our services in business critical operations which involve significant capital and management commitments by such customers. Potential large and medium-sized enterprise customers generally commit significant resources to an evaluation of available PC support alternatives and may require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our services to such customers require an extensive sales effort throughout a customer’s organization because decisions to purchase generally involve the evaluation of the alternative solutions by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. Since we have had only limited experience to date in understanding or anticipating the complex and rapidly changing needs of such corporations, we may need to constantly revise and expand our service offerings. A variety of factors, including factors over which we have little or no control, may cause potential large and medium-sized enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, including our relative inexperience in selling to such enterprise customers, the sales cycle for our services may be long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses from selling into the large enterprise, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which we have devoted significant resources could have a material adverse effect on our business, operating results or financial condition and could cause significant variations in our operating results from quarter to quarter.

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

Competition in the PC support business is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors have substantial competitive advantages, including:

•	significantly greater financial, technical and marketing resources

•	relationships with strong partners

•	longer operating histories

•	greater brand name recognition

•	larger existing customer bases

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

We may be unable to acquire or maintain trademark or Web domain names in the United States and other countries in which we may conduct business. We have applied for trademark protection for the name “MyHelpDesk” and currently hold various relevant domain names, including SUPPORTEXCHANGE.COM, PCHEALTH.COM, SUPPORTEXCHANGE.NET, MYHELPDESK.COM, FIRSTHELP.COM, MYHELPDESK.NET, PCSUPPORT.com, and RECON-TECH.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand names and other proprietary rights.

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

Our ability to attract and retain subscribers depends on the performance, reliability and availability of our services and network infrastructure. We may experience periodic service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties upon whom we rely to provide service or support. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, denial of service attacks and similar events could damage these systems and interrupt our services. Computer viruses, electronic break-ins or other similar disruptive events also could disrupt our services. System disruptions could result in the unavailability or slower response times of our Technical Support Application, which would lower the quality of our customers’ experience. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. In addition, our customers will be dependent on Internet service providers and other Web site operators for access to our Technical Support Application. These providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet network infrastructure may not be able to support continued growth. Any of these problems could adversely affect our business.

The failure of online security measures could adversely affect our customer relationships.

Our relationships with our customers would be adversely affected if the security measures that we use to protect their personal information were ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information.

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

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the United States Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the United States Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress recently enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

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

Our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. In selling our services, we rely on “click wrap” (electronic sales transmitted via the Internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. For these and other reasons, it is possible that the limitation of liability provisions contained in our license agreements may not be effective. Although we have not experienced any product liability claims to date, the sale and support of our services may entail the risk of such claims. A successful product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, in the future the operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Factors that may cause operating results to fluctuate significantly include the following:

•	rapid changes in the prices and costs of online services

•
fluctuations in the levels of users served by our Technical Support Application and the amount of time that -users spend on the Technical Support Application using labor intensive online support services

•	new Web sites, services or products introduced by us or by our competitors

•	the timing and uncertainty of advertising sales cycles and seasonal declines in advertising sales

•	general economic conditions, as well as economic conditions specific to users of our services and the public markets for Internet-related companies

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

(a)
On April 4, 2002 a petition was filed in the state of Texas subject to which Motive Communications, Inc is suing the Company in the amount of $75,000. The suit relates to non-payment by the Company of an outstanding account with Motive. The Company has not replied to the citation as of the date of this filing.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)
In January 2002 the Company issued to a professional services provider 15,000 common shares of the Company as recognition for continued service despite a lack of account settlement. The Company relied upon Regulation D in issuing these warrants without registration under the Securities Act of 1933.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a.	The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

b.	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCSUPPORT.COM, INC.

Date: May 30, 2002	By:	/s/ MICHAEL G. MCLEAN
Michael G. McLean President and Chief Executive Officer

Date: May 30, 2002	By:	/s/ STEVEN W. MACBETH
Steven W. Macbeth Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Preliminary Reorganization Agreement between the Company and Voyus Ltd. dated May 2, 2002.

10.2	Promissory Note between the Company and Voyus Ltd dated May 17, 2002.

10.3	General Security Agreement between the Company and Voyus Ltd. dated May 17, 2002.