Form 10-Q
period 2008-09-30
NOVA ENERGY, INC.
filed 2008-11-07
CIK 1096915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to  _______________.

Commission file number: 000-27693

NOVA ENERGY, INC.

(Name of Small Business Issuer in its Charter)

Nevada	98-0211769
(State of Incorporation)	(I.R.S. Employer
Identification No.)

2050 Russet Way, Ste. 130

   Carson City, NV 89703

(Address of principal executive offices) (Zip Code)

   (775-720-9411)

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 3,422,400.

Transitional Small Business Disclosure format (check one):  Yes ☐   No ☒

TABLE OF CONTENTS

		Page

PART I

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	3

	Nova Energy, Inc. Condensed Consolidated	4
	Balance Sheets

	Nova Energy, Inc. Condensed Consolidated	5
	Statements of Operations (Unaudited)

	Nova Energy, Inc. Condensed Consolidated	7
	Statements of Cash Flows (Unaudited)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

PART II

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 2.	CHANGES IN SECURITIES	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	SUBMISSION TO A VOTE OF SECURITY HOLDERS	15

ITEM 5.	OTHER	15

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES		16

Nova Energy, Inc.

(Exploration Stage Company)

Financial Statements

September 30, 2008

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$70,636	$103,003
Accounts Receivable	-	-
Total Current Assets	70,636	103,003

Fixed Assets
Equipment	84,924	84,924
Accumulated Depreciation	(52,370)	(48,123)
Total Fixed Assets	32,554	36,801

Other Assets
Investment - Working Interest	-	-

Total Assets	$103,190	$139,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable	$325	$1,549
Accrued Interest	120,543	106,078
Accrued Salaries	312,600	297,600
Convertible Note Payable - related party	510,722	526,679
Total Current Liabilities	944,190	931,906

Long Term Liabilities
	-	-
Total Long Term Liabilities	-	-

Total Liabilities	944,190	931,906

Stockholders' Equity
Common Stock, authorized 52,000,000 shares, par value$0.001,
3,422,400 and 3,433,301, respectively, issued and outstanding	3,422	3,422
Paid in Capital	511,182	511,182
Retained Earnings	(1,355,605)	(1,306,706)
Total Stockholders' Equity	(841,001)	(792,102)

Total Liabilities and Stockholders' Equity	$103,190	$139,804

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Operations

			December 31
	For the Quarter Ended		2002 (Inception)
	September 30,	September 30,	September 30,
	2008	2007	2008
Revenue
Production Oil/Gas Sales	$-	$17,739	$276,599

Cost of Goods Sold
Production Expenses	-	13,606	99,383

Expenses
General and Administrative	30,184	36,219	724,464
Professional Fees	4,250	4,476	55,597
Consulting Fees	-	-	54,825
Well Re-Development Expense	-	-	72,478

Total Expenses	34,434	40,695	907,364

Other Income/Expense
Interest Income	-	-	1,675
Interest Expense	(14,465)	(14,465)	(120,543)

Net (Loss)	$(48,899)	$(51,027)	$(1,355,605)

Basic and Diluted
(Loss) per Share	(.00)	(.00)	(.00)

Weighted Average
Number of Shares	33,453,333	33,453,333	33,453,333

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2004	17,000	$17	$153	$(201,575)	$(201,405)

Common Shares issued for services	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	3,000
Net (Loss)	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$(270,898)	$(237,628)

Net (Loss)	-	-	-	(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$(353,851)	$(320,581)

July 2006, Paid in Capital	50,000	50	374,950	-	375,000
Sept 2006, Paid in Capital	56,450	57	564,443	-	564,500
Sept 2006, Conv. Promissory Note - D. Bodard	-	-	(458,100)	-	(458,100)
Adjustment to agree with stock agent	(149)	(1)	1	-	-
Net (Loss)	-	-	-	(71,442)	(71,442)

Balance, December 31, 2006	3,433,301	$3,433	$511,237	$(425,293)	$89,378

Jan 2007, Stock Adjustment	-	-	(66)	-	(66)
Net (Loss)	-	-	-	(31,029)	(31,029)

Balance, March 31, 2007	3,433,301	$3,433	$511,171	$(456,322)	$58,283

Net (Loss)	-	-	-	(87,730)	(87,730)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$(544,052)	$(29,448)

Net (Loss)	-	-	-	(51,027)	(51,027)

Balance, September 30, 2007	3,433,301	$3,433	$511,171	$(595,079)	$(80,475)

Net (Loss)	-	-	-	(28,232)	(28,232)

Balance, December 31, 2007	3,433,301	$3,433	$511,171	$(623,311)	$(108,707)

Stock Adjustment	(10,901)	$(11)	$11	$-	$-
Net (Loss)	-	-	-	(117,921)	(117,921)

Balance, March 31, 2008	3,422,400	$3,422	$511,182	$(741,232)	$(226,628)

Net (Loss)	-	-	-	(565,474)	(565,474)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$(1,306,706)	$(792,102)

Net (Loss)	-	-	-	(48,899)	(48,899)

Balance, September 30, 2008	3,422,400	$3,422	$511,182	$(1,355,605)	$(841,001)

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Cash Flows

	For the quarter	For the quarter	December 31,
	ended	ended	2002 (Inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008
Operating Activities

Net (Loss)	$(48,899)	$(51,027)	$(1,355,605)
Depreciation	4,246	4,246	52,370
Increase in Accounts Receivable	-	(2,549)	-
Increase in Accounts Payable	-	3,932	325
Increase in Accrued Expenses	29,465	29,465	433,143
Decrease in Accounts Receivable	-	-	-
Decrease in Accounts Payable	(1,224)	-	-
Decrease in Accrued Expenses	-	-	-
Increase in Shareholder Payable	-	-	-
Decrease in Shareholder Payable	(15,955)	(11,122)	(53,778)

Net Cash (Used) by Operating Activities	(32,367)	(27,055)	(923,545)

Investing Activities

Investment - Working Interest	-	-	-
Capital Expenditures	-	-	(84,924)

Cash Provided by Investing Activities	-	-	(84,924)

Financing Activities

Convertible Notes Payable	-	-	564,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Cash Provided by Financing Activities	-	-	1,079,104

Net Increase in Cash	(32,367)	(27,055)	70,636

Cash, Beginning of Period	103,003	127,470	-

Cash, End of Period	$70,636	$100,415	$70,636

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

NOTES TO UN-AUDITED FINANCIAL STATEMENTS OF NOVA ENERGY, INC. (EXPLORATION STAGE COMPANY) FOR THE QUARTER ENDING SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including other current assets, accounts payable and other current liabilities approximated fair value because of the immediate short-term maturity of these instruments.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions less the effects of accelerated depreciation for the federal government. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

Fixed Assets - Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 7 years for furniture and fixtures.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between un-depreciated cost and proceeds from disposition is recorded as a gain or loss.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.  There has been no advertising costs since inception.

Revenue Recognition - Revenue is recognized on an accrual basis, when revenue is earned. Oil and Gas Revenues are received on a monthly basis subject to oil production and sales to refinery. Revenues can be effected by weather conditions and/or market deliveries.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future; the Company will recognize the amount of the impairment based on discounted expected consolidated future cash flows from the impaired assets.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about die entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31,2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2– SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of September 30, 2008

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company’s activities have been primarily supported by loans from the Company’s President and the acquisition of the aforementioned working interest in one of its wells.  It has sustained losses in all previous reporting periods with an inception to date loss of $ 1,355,605 as of September 30, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4 - RELATED PARTY TRANSACTIONS

As a result of financial assistance provided the Company by Daymon Bodard, the Company executed a Convertible Promissory Note in the amount of $564,500 on August 26, 2006. The Note is unsecured and interest accrues annually at the statutory interest rate for the state of Nevada. There is no penalty for prepayments.

NOTE 5 – ACCRUED SALARIES

Salaries are being accrued for Daymon Bodard at $5,000 per month.

NOTE 6 – STATEMENT OF STOCKHOLDERS’ EQUITY

On April 22, 2008 the company effected a 1 for 10 reverse stock split.  The Stockholders’ Equity has been restated since inception to reflect the stock split.

NOTE 7 – MANAGEMENT DISCUSSION

The Company continues to focus on opportunities available in the area known as the Barnett-Shale oil and gas fields in the state of Texas as well as the Re-work programs (previously announced) developing in the Northwest Texas (Taylor County). Management feels that the current downturn in the credit/lending marketplace and the uncertainty in the U.S. economy, combined with the U. S. Presidential race not being completed as yet, has factored into our ability to raise funds for the continued development of our current projects. However, management feels that these are only temporary issues and will be resolved shortly. To provide better access to information about the Company, management has created a webpage at www.novaeneryinc.com and will continue to maintain and update information about the Company as it occurs.

I, Daymon Bodard, President and Director of Nova Energy, Inc. hereby certifies that the financial statements and related footnotes hereto present fairly, in all material respect, the financial position of Nova Energy, Inc., and the results of its operations and cash flows as of and for the quarter ending September 30, 2008, in conformity with accounting principles generally accepted in the United States, consistently applied.

NOVA ENERGY, INC.

By: /s/ Daymon Bodard, President

Item 2.  MANAGEMENT’S DISCUSSION FOR ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes of Our, Inc. (hereinafter referred to as, “Nova”, “our” or, “we”) thereto included elsewhere in this Form 10-Q.

Except for the historical information contained herein, the discussion in this Form 10-Q as amended contains certain forward looking statements that involve risks and uncertainties, such as statements of Our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed here.

Other than what has been disclosed herein and in the year end financial report for year 2008, filed on September 28th, 2008, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings.  There have been no material fluctuations in the standard seasonal variations of the Company business.   The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Nature of Business.   We recently had a working interest in operating oil and gas wells located in the Barnett Shale area in central Texas. This portfolio of working interests provides the Company with a foundation to execute its business plan by achieving growth through its investments. The aforementioned wells developed severe highline pressure and essentially stopped producing oil or gas.  The drilling operators required the Company to invest an additional $75,000 to refrac one of the wells or as an option, sell the both wells back to the operators. The Company made the business decision to sell the wells to the operators rather than continuing to invest in non-producing wells.

The oil and natural gas industry have a history of demonstrated, long term, fundamental strength and viability. We expect to position the Company for expanded growth.

The Company’s strategic objectives continue to be:

- Research and identify known, proven, developed reserves that present low risk opportunities;

- Continue to review opportunities with potential joint venture partners with proven track records in the oil and gas sector; and

- To grow the Company and achieve exponential growth in order to build value per share.

We expect to continue to develop our business plan by locating, researching and investing in quality drilling targets. We believe that in-depth research of lease ownership, on-site visits as well as historical analysis of potential drilling targets are paramount. Combining new technology that is now available and being successfully used in the recovery of new deposits by other oil and gas companies, could help reduce the risks traditionally associated with the development of new or existing oil and gas reserves.  Based on current engineering reports, well logs, site visits and the history and long-term experiences of the operating company, Nova Energy, Inc. believes that key areas of Texas will continue to be commercially viable and provide new opportunities for Nova Energy, Inc. and will build long-term shareholder value.

BIOGRAPHIES

Daymon Bodard, President, director and CFO, 55 years old, has a university degree in Business Administration and Management.  In addition to being the President of Nova Energy, Inc., since 2002, he has been President of a private company, MSI Management Services, Inc., a general business management consulting services company which has provided general consulting services for private companies that are involved in the oil/gas energy sector.  He presently owns 1,352,643 shares, which represents 39.5% of the Company’s issued and outstanding common stock.

Work History:

2002 – Current-

President Nova Energy, Inc.

1990 - 1994 -

National Sales Manager for International Tobacco Company.

1994 – Current-

Independent business owner with operations in the natural resources industry.

I.

CAPITAL RESOURCES AND LIQUIDITY

During the quarter ended September 30, 2008, there were no issuances of the Company's common stock.

II.

RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a net loss of $48,899 for the three month period ended September 30, 2008, or, ($0.00) per share (basic and diluted) on no revenues compared to a loss of ($51,027) for the first quarter ended September 30, 2007. The loss in the first quarter of 2008 can be contributed to the fact the Company had no revenues yet still had administrative expenses. During the three month period ended September 30, 2008, the Company has used cash in the amount of $32,367 in its operating activities as opposed to $27,055 for the period ending September 30, 2007. The total liabilities and stockholder's deficit for the quarter ended September 30, 2008 was $103,190. The total liabilities and stockholder's deficit for the year ended June 30, 2008 was 139,804. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of oil and gas lease interests which have been presented to the company by various oil and gas operators and, (iii) ultimately, the achievement of profitable  operations.  Management is currently contemplating several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the first quarter ended September 30, 2008, the Company’s common stock was very thinly traded, trading between $.20 and $.25.  One may construe this as a cautionary indication of the Company’s ability to continue as a going concern.

III.

RELATED PARTY TRANSACTIONS

There were no related party transactions during the period ended September 30, 2008.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who is Daymon Bodard, and Chief Financial Officer, who is also, Daymon Bodard, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings involving Nova Energy, Inc., during the period ended September 30, 2008.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER

During the period ended September 30, 2008, we terminated our relationship with First American Stock Transfer of Phoenix, AZ, and engaged Action Stock Transfer Corp of Salt Lake City, UT.

On September 21, 2008, we filed a Form 10 with the Securities and Exchange Commission. On October 8, 2008, we filed an amended Form 10.  It is our objective to seek listing on the Over the Counter Bulletin Board Exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Number

Description

31.1

Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of November 2008.

Nova Energy, Inc.

/s/ Daymon Bodard, President,

Director & CFO