Form 10-Q
period 2008-12-31
NOVA ENERGY, INC.
filed 2009-02-04
CIK 1096915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008.

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to  _______________.

Commission file number: 000-27693

NOVA ENERGY, INC.

(Name of Registrant as Specified in its Charter)

Nevada	98-0211769
(State of Incorporation)	(I.R.S. Employer
Identification No.)

2050 Russet Way, Ste. 130

Carson City, NV 89703

(Address of principal executive offices) (Zip Code)

(775-720-9411)

(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 3,422,400.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	4

	Nova Energy, Inc. Condensed Consolidated
	Balance Sheets	4

	Nova Energy, Inc. Condensed Consolidated
	Statements of Operations (Unaudited)	5

	Nova Energy, Inc. Condensed Consolidated
	Statements of Cash Flows (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

PART II

ITEM 1.	LEGAL PROCEEDINGS	13

ITEM 2.	CHANGES IN SECURITIES	13

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4.	SUBMISSION TO A VOTE OF SECURITY HOLDERS	14

ITEM 5.	OTHER	14

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

SIGNATURES		15

Nova Energy, Inc.

(Exploration Stage Company)

Financial Statements

December 31, 2008

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$48,307	$103,003
Accounts Receivable	-	-
Total Current Assets	48,307	103,003

Fixed Assets
Equipment	84,924	84,924
Accumulated Depreciation	(56,616)	(48,123)
Total Fixed Assets	28,308	36,801

Other Assets
Investment - Working Interest	-	-

Total Assets	$76,615	$139,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable	$1,918	$1,549
Accrued Interest	135,008	106,078
Accrued Salaries	327,600	297,600
Convertible Note Payable - related party	499,816	526,679
Total Current Liabilities	964,342	931,906

Long Term Liabilities
	-	-
Total Long Term Liabilities	-	-

Total Liabilities	964,342	931,906

Stockholders' Equity

Common Stock, authorized
52,000,000 shares, par value
$0.001, 3,422,400 and 3,433,301,
respectively, issued and outstanding	3,422	3,422

Paid in Capital	511,182	511,182

Retained Earnings	(1,402,332)	(1,306,706)

Total Stockholders' Equity	(887,728)	(792,102)

Total Liabilities and Stockholders' Equity	$76,615	$139,804

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Operations

			December 31
	For the Quarter Ended		2002 (Inception)
	December 31,	December 31,	December 31,
	2008	2007	2008
Revenue
Production Oil/Gas Sales	$-	$24,243	$276,599

Cost of Goods Sold
Production Expenses	-	2,032	99,383

Expenses
General and Administrative	29,957	29,459	754,428
Professional Fees	2,300	3,650	57,897
Consulting Fees	-	3,000	54,825
Well Re-Development Expense	-	-	72,478

Total Expenses	32,257	36,109	939,628

Other Income/Expense
Gain/(Loss) on Sale of Assets	-	-	(506,589)
Interest Income	-	-	1,675
Interest Expense	(14,465)	(14,465)	(135,008)

Net (Loss)	$(46,722)	$(28,363)	$(1,402,334)

Basic and Diluted
(Loss) per Share	(.00)	(.00)	(.00)

Weighted Average
Number of Shares	3,422,400	3,422,400	3,422,400

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

	Common Stock		Paid in		Accumulated	Total
	Shares	Amount	Capital		Deficit	Equity

Balance, December 31, 2002	8,034	$8	$-		$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-		$(201,575)	$(201,567)

Common Shares issued for services	8,966	$9	$153		$-	$162

Balance, June 30, 2004	17,000	$17	$153		$(201,575)	$(201,405)

Common Shares issued for services	3,010,000	3,010	27,090			30,100
Shares issued for debt settlement	300,000	300	2,700			3,000
Net (Loss)					(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943		$(270,898)	$(237,628)

Net (Loss)					(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943		$(353,851)	$(320,581)

July 2006, Paid in Capital	50,000	50	374,950			375,000
Sept 2006, Paid in Capital	56,450	57	564,443			564,500
Sept 2006, Conv. Promissory Note - D. Bodard			(458,100)			(458,100)
Adjustment to agree with stock agent	(149)	(1)	1			-
Jan 2007, Stock Adjustment			(66)			(66)
Net (Loss)					(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171		$(544,052)	$(29,448)

Stock adjustment	(10,901)	$(11)	$11	$		$-
Net (Loss)					(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182		$(1,306,706)	$(792,102)

Net (Loss)					(95,626)	(95,626)

Balance, December 31, 2008	3,422,400	$3,422	$511,182		$(1,402,332)	$(887,728)

The accompanying notes are an integral part of these statements. The Stockholders' Equity have been restated to reflect the stock splits.

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Cash Flows

	For the quarter	For the quarter	December 31,
	ended	ended	2002 (Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Operating Activities
Net (Loss)	$(46,722)	$(28,363)	$(1,402,332)
Depreciation	4,246	4,246	56,616
Increase in Accounts Receivable	-	(4,919)	-
Increase in Accounts Payable	1,593	-	1,918
Increase in Accrued Expenses	29,465	29,465	462,608
Decrease in Accounts Receivable	-	-	-
Decrease in Accounts Payable	-	(4,685)	-
Decrease in Accrued Expenses	-	-	-
Increase in Shareholder Payable	-	-	-
Decrease in Shareholder Payable	(10,911)	(18,022)	(64,684)

Net Cash (Used) by Operating Activities	(22,329)	(22,278)	(945,874)

Investing Activities

Investment - Working Interest	-	-	-
Capital Expenditures	-	-	(84,924)

Cash Provided by Investing Activities	-	-	(84,924)

Financing Activities

Convertible Notes Payable	-	-	564,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Cash Provided by Financing Activities	-	-	1,079,104

Net Increase in Cash	(22,329)	(22,278)	48,307

Cash, Beginning of Period	70,636	100,415	-

Cash, End of Period	$48,307	$78,137	$48,307

Supplemental Information:
Interest Paid	$-	-	-
Income Taxes Paid	$-	-	-

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS OF NOVA ENERGY, INC. (EXPLORATION STAGE COMPANY) FOR THE QUARTER ENDING DECEMBER 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

RECENT ACCOUNTING PRONOUCEMENTS

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

NOTE 2– SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of June 30, 2008

NOTE 3-INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $ 196,106, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $ 1,306,706. Details for the last two years follow:

Year Ended June 30	2008	2007
Deferred Tax Asset	114,331	28,530
Valuation Allowance
Current Taxes Payable	0	0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

2005	$270,898	2025
2006	$82,953	2026
2007	$190,201	2027
2008	$762,654	2028
Total NOL	$1,306,706

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company’s activities have been primarily supported by loans from the Company’s President and the acquisition of the aforementioned working interest in one of its wells.  It has sustained losses in all previous reporting periods with an inception to date loss of $ 1,402,332 as of December 31, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

The company continues to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased our Cooke county interests. The company entered into a Letter of Intent to re-develop a drill bit verified former producing oil field south of Abilene, Taylor County Texas.  The company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

To assist our funding efforts on April 22, 2008 the Company effected a 1 for 10 reverse stock split.

To provide better access to information about the Company, management has created a webpage at www.novaeneryinc.com and will continue to maintain and update information about the Company as it occurs.

NOTE 5 - RELATED PARTY TRANSACTIONS

As a result of financial assistance provided the Company by Daymon Bodard, the Company executed a Convertible Promissory Note in the amount of $564,500 on August 26, 2006. The Note is unsecured and interest accrues annually at the statutory interest rate for the state of Nevada. There is no penalty for prepayments.

NOTE 6 – ACCRUED SALARIES

Salaries are being accrued for Daymon Bodard at $60,000 per year.

NOTE 7 – STATEMENT OF STOCKHOLDERS’ EQUITY

On April 22, 2008 the company effected a 1 for 10 reverse stock split.  The Stockholders’ Equity has been restated since inception to reflect the stock split.  On May 12, 2005, there was a 300 to 1 Stock Split.

NOTE 8 – SUBSEQUENT EVENTS

On August 21, 2008 the company filed a Form 10 with the Securities and Exchange Commission as the first step in becoming a fully reporting company listed on the OTCBB exchange.

NOTE 9 – MANAGEMENT DISCUSSIONS

The company continues to evaluate oil and gas opportunities in North West Texas. The credit markets and the access to venture capital remain similar to the conditions in the last quarter.  The company is proceeding with our application to the SEC via Form 10 registration to become a fully reporting company listed on the OTCBB exchange.

Item 2.  MANAGEMENT’S  DISCUSSION FOR ANALAYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes of Our, Inc. (hereinafter referred to as, “Nova”, “our” or, “we”) thereto included elsewhere in this Form 10-QSB.

Except for the historical information contained herein, the discussion in this Form 10-QSB as amended contains certain forward looking statements that involve risks and uncertainties, such as statements of Our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed here.

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

We expect to continue to develop our business plan by locating, researching and investing in quality drilling targets. We believe that in-depth research of lease ownership, on-site visits as well as historical analysis of potential drilling targets are paramount. Combining new technology that is now available and being successfully used in the recovery of new deposits by other oil and gas companies, could help reduce the risks traditionally associated with the development of new or existing oil and gas reserves..  Based on current engineering reports, well logs, site visits and the history and long-term experiences of the operating company, Nova Energy, Inc. believes that key areas of Texas will continue to be commercially viable and provide new opportunities for Nova Energy, Inc. and will build long-term shareholder value.

During the quarter ended December 31, 2008, funding resources have been constrained by tight credit markets and access to venture capital.  We expect that trend to continue through at least March 31, 2009.

BIOGRAPHIES

Daymon Bodard, President, director and CFO, 55 years old.  Mr. Bodard presently owns 1,352,643 shares, which represents 39.5% of the Company’s issued and outstanding common stock.

The biography of Mr. Bodard is as follows,

1980 to 1986:

Employed by Rothmans Tobacco Company as an area sales manager;

1986 to 1995:

Employed by Successful Money Management Seminars Canada, as the Canadian Distribution Manager;

1995 to present:

Owner of MSI Management Services Company, a private business consulting firm; The company presently only operates on a as needed basis as Mr. Bodard devotes the majority of his time to Nova Energy, Inc.;

2002 to present:

President of Nova Energy, Inc., a Nevada incorporated publicly traded oil and gas development stage company.

I.

CAPITAL RESOURCES AND LIQUIDITY

During the quarter ended December 31, 2008, there were no issuances of the Company's common stock.

II.

RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has incurred a net loss of $46,722 for the three-month period ended December 31, 2008, or, ($0.00) per share (basic and diluted) on no revenues compared to a loss of ($28,363) for the second quarter ended December 31, 2007.  The increased loss in the second quarter of 2008 can be contributed to the fact the Company had no revenues yet still had administrative expenses.  During the three month period ended December 31, 2008, the Company has used cash in the amount of $32,257 in its operating activities as opposed to $36,109 for the period ending December 31, 2007. The total liabilities and stockholder's deficit for the quarter ended December 31, 2008 was $76,615.  The total liabilities and stockholder's deficit for the year ended June 30, 2008 was 139,804.    These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

During the second quarter ended December 31, 2008, the Company’s common stock was very thinly traded, trading between $.20 and $.25.  One may construe this as a cautionary indication of the Company’s ability to continue as a going concern.

III.

RELATED PARTY TRANSACTIONS

There were no related party transactions during the period ended December 31, 2008.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures  (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings involving Nova Energy, Inc., during the period ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of February 2008.

Nova Energy, Inc.

/s/ Daymon Bodard

President, Director & CFO