Form 10-Q/A
period 2008-09-30
NOVA ENERGY, INC.
filed 2009-02-19
CIK 1096915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q-A

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

 X

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

(775-720-9411)

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No  X .

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 3,422,400.

Transitional Small Business Disclosure format (check one):  Yes        No  X .

Nova Energy, Inc.

(Exploration Stage Company)

Financial Statements

September 30, 2008

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$70,636	$103,003
Accounts Receivable	-	-
Total Current Assets	70,636	103,003

Fixed Assets
Equipment	84,924	84,924
Accumulated Depreciation	(52,370)	(48,123)
Total Fixed Assets	32,554	36,801

Other Assets
Investment - Working Interest	-	-

Total Assets	$103,190	$139,804

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$325	$1,549
Accrued Interest	120,543	106,078
Accrued Salaries	312,600	297,600
Convertible Note Payable - related party	510,722	526,679
Total Current Liabilities	944,190	931,906

Long Term Liabilities
	-	-
Total Long Term Liabilities	-	-

Total Liabilities	944,190	931,906

Stockholders' Equity (Deficit)
Common Stock, authorized 52,000,000 shares, par value$0.001,
3,422,400 and 3,422,400, respectively, issued and outstanding	3,422	3,422
Paid in Capital	562,012	562,012
Deficit Accumulated During the Development Stage	(1,406,435)	(1,357,536)
Total Stockholders' Equity (Deficit)	(841,001)	(792,102)

Total Liabilities and Stockholders' Equity (Deficit)	$103,190	$139,804

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

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity (Deficit)

	Common Stock		Paid in	Accumulated	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Beginning Balance, December 31, 2002	8,034	$8	$24,095	$-	$24,103
Net (Loss)	-	-	-	(201,575)	(201,575)
Balance, June 30, 2003	8,034	8	24,095	(201,575)	(177,472)
December 31, 2003, Common shares issued for services	8,966	9	26,888	-	26,897
Net (Loss)	-	-	-	(50,830)	(50,830)
Balance, June 30, 2004	17,000	17	50,983	(252,405)	(201,405)
Common Shares issued for services	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	3,000
Net (Loss)	-	-	-	(69,323)	(69,323)
Balance, June 30, 2005	3,327,000	3,327	80,773	(321,728)	(237,628)
Net (Loss)	-	-	-	(82,953)	(82,953)
Balance, June 30, 2006	3,327,000	3,327	80,773	(404,681)	(320,581)
July 1, 2006, Shares issued for working interest	50,000	50	374,950	-	375,000
September 1, 2006, Conversion of debt to equity	56,450	56	106,344	-	106,400
Stock Adjustment for fractional shares	(149)	-	-	-	-
Jan 1, 2007, Stock Repurchase	-	-	(66)	-	(66)
Net (Loss)	-	-	-	(190,201)	(190,201)
Balance, June 30, 2007	3,433,301	3,433	562,001	(594,882)	(29,448)
Stock Adjustment for fractional shares	(10,901)	(11)	11	-	-
Net (Loss)	-	-	-	(762,654)	(762,654)
Balance, June 30, 2008	3,422,400	3,422	562,012	(1,357,536)	(792,102)
Net (Loss)	-	-	-	(48,899)	(48,899)
Balance, September 30, 2008	3,422,400	$3,422	$562,012	$(1,406,435)	$(841,001)

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

I.-CAPITAL RESOURCES AND LIQUIDITY

During the quarter ended September 30, 2008, there were no issuances of the Company's common stock.

II.-RESULTS OF OPERATIONS

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

III.-RELATED PARTY TRANSACTIONS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 18th day of February 2009.

Nova Energy, Inc.

/s/ Daymon Bodard, President,

Director & CFO