Form 10-Q/A
period 2008-12-31
NOVA ENERGY, INC.
filed 2009-03-25
CIK 1096915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

 X .  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008.

     .  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to  _______________.

Commission file number: 000-27693

NOVA ENERGY, INC.

(Name of Registrant as Specified in its Charter)

Nevada	98-0211769
(State of Incorporation)	(I.R.S. Employer
Identification No.)

2050 Russet Way, Ste. 130

Carson City, NV 89703

(Address of principal executive offices) (Zip Code)

(775-720-9411)

(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 3,422,400.

Transitional Small Business Disclosure format (check one): Yes      . No  X .

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	3

	Nova Energy, Inc. Condensed Consolidated
	Balance Sheets	4

	Nova Energy, Inc. Condensed Consolidated
	Statements of Operations (Unaudited)	5

	Nova Energy, Inc. Condensed Consolidated
	Statements of Cash Flows (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

PART II

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 2.	CHANGES IN SECURITIES	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER	16

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES		17

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

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Operations

					December 31
	For the Quarter Ended		For the Six Months Ended		2002 (Inception)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
Revenue
Production Oil/Gas Sales	$-	$24,243	$-	$41,982	$276,599

Cost of Goods Sold
Production Expenses	-	2,032	-	15,637	99,383

Expenses
General and Administrative	25,711	25,213	51,654	57,056	754,428
Depreciation	4,246	4,246	8,492	8,492
Professional Fees	2,300	3,650	6,550	8,125	57,897
Consulting Fees	-	3,000	-	3,000	54,825
Well Re-Development Expense	-	-	-	-	72,478

Total Expenses	32,257	36,109	66,696	76,673	939,628

Other Income/Expense
Gain/(Loss) on Sale of Assets	-	-	-	-	(506,589)
Interest Income	-	-	-	-	1,675
Interest Expense	(14,465)	(14,465)	(28,930)	(28,930)	(135,008)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(46,722)	$(28,363)	$(95,626)	$(79,258)	$(1,402,334)

Basic and Diluted
(Loss) per Share	(.00)	(.00)	(.00)	(.00)	(.00)

Weighted Average
Number of Shares	3,422,400	3,422,400	3,422,400	3,422,400	3,422,400

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

	Common Stock		Paid in		Accumulated	Total
	Shares	Amount	Capital		Deficit	Equity

Balance, December 31, 2002	8,034	$8	$-		$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-		$(201,575)	$(201,567)

Common Shares issued for services	8,966	$9	$153		$-	$162

Balance, June 30, 2004	17,000	$17	$153		$(201,575)	$(201,405)

Common Shares issued for services	3,010,000	3,010	27,090			30,100
Shares issued for debt settlement	300,000	300	2,700			3,000
Net (Loss)	-	-	-		(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943		$(270,898)	$(237,628)

Net (Loss)	-	-	-		(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943		$(353,851)	$(320,581)

July 2006, Paid in Capital	50,000	50	374,950		-	375,000
Sept 2006, Paid in Capital	56,450	57	564,443		-	564,500
Sept 2006, Conv. Promissory Note - D. Bodard			(458,100)		-	(458,100)
Adjustment to agree with stock agent	(149)	(1)	1		-	-
Jan 2007, Stock Adjustment	-	-	(66)		-	(66)
Net (Loss)	-	-	-		(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171		$(544,052)	$(29,448)

Stock adjustment	(10,901)	$(11)	$11	$		$-
Net (Loss)					(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182		$(1,306,706)	$(792,102)

Net (Loss)					(95,626)	(95,626)

Balance, December 31, 2008	3,422,400	$3,422	$511,182		$(1,402,332)	$(887,728)

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Cash Flows

	For the year	For the six	December 31,
	to date ended	months ended	2002 (Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Operating Activities

Net (Loss)	$(95,626)	$(79,258)	$(1,402,332)
Depreciation	8,492	8,492	56,616
Increase in Accounts Receivable	-	(7,468)	-
Increase in Accounts Payable	369	-	1,918
Increase in Accrued Expenses	58,930	58,930	462,608
Decrease in Accounts Receivable	-	-	-
Decrease in Accounts Payable	-	(753)	-
Decrease in Accrued Expenses	-	-	-
Increase in Shareholder Payable	-	-	-
Decrease in Shareholder Payable	(26,862)	(29,275)	(64,684)

Net Cash (Used) by Operating Activities	(54,697)	(49,332)	(945,874)

Investing Activities

Investment - Working Interest	-	-	-
Capital Expenditures	-	-	(84,924)

Cash Provided by Investing Activities	-	-	(84,924)

Financing Activities

Convertible Notes Payable	-	-	564,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Cash Provided by Financing Activities	-	-	1,079,104

Net Increase in Cash	(54,697)	(49,332)	48,307

Cash, Beginning of Period	103,004	127,470	-

Cash, End of Period	$48,307	$78,138	$48,307

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS OF NOVA ENERGY, INC. (EXPLORATION STAGE COMPANY) FOR THE QUARTER ENDING DECEMBER 31, 2008

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Nova Energy, Inc. was incorporated in Nevada 1995, and is a publicly traded company presently listed on www.pinksheets.com, symbol “NVAE”. The Company is focused on the recovery of oil and gas reserves through acquisition and project development, specializing in mature and marginal field enhancement, developmental exploration drilling and low risk exploration opportunities in Texas and North Dakota regions.

NOTE 2 - BASIS OF PRESENTATION

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

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. There haven’t been any advertising costs since inception.

Revenue Recognition - Revenue is recognized on an accrual basis, when revenue is earned.  Oil and Gas Revenues are received on a monthly basis subject to oil production and sales to refinery.  Revenues can be affected by weather conditions and/or market deliveries.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3– UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.  The results of the operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 4– SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of June 30, 2008

NOTE 5 - INCOME TAXES

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

NOTE 6 – GOING CONCERN

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As a result of financial assistance provided the Company by Daymon Bodard, the Company executed a Convertible Promissory Note in the amount of $564,500 on August 26, 2006. The Note is unsecured and interest accrues annually at the statutory interest rate for the state of Nevada. There is no penalty for prepayments.

NOTE 8 – ACCRUED SALARIES

Salaries are being accrued for Daymon Bodard at $60,000 per year.

NOTE 9 – STATEMENT OF STOCKHOLDERS’ EQUITY

On April 22, 2008 the company effected a 1 for 10 reverse stock split.  The Stockholders’ Equity has been restated since inception to reflect the stock split.  On May 12, 2005, there was a 300 to 1 Stock Split.

NOTE 10 – SUBSEQUENT EVENTS

On August 21, 2008 the company filed a Form 10 with the Securities and Exchange Commission as the first step in becoming a fully reporting company listed on the OTCBB exchange.

NOTE 11 – MANAGEMENT DISCUSSIONS

The company continues to evaluate oil and gas opportunities in North West Texas. The credit markets and the access to venture capital remain similar to the conditions in the last quarter.  The company is proceeding with our application to the SEC via Form 10 registration to become a fully reporting company listed on the OTCBB exchange.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes of Our, Inc. (hereinafter referred to as, “Nova”, “our” or, “we”) thereto included elsewhere in this Form 10-Q.

Except for the historical information contained herein, the discussion in this Form SB as amended contains certain forward looking statements that involve risks and uncertainties, such as statements of Our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed here.

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

Capital Resources and Liquidity.

During the quarter ended December 31, 2008, there were no issuances of the Company's common stock.

II.

Results of Operations.

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

Related Party Transactions.

There were no related party transactions during the period ended December 31, 2008.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is the pricing of oil and natural gas production, which has been highly volatile and unpredictable during the last several years.   We presently have no oil or gas contracts in place or pending.

Financial Market Risks

Because capital credit markets are presently tight with respect to lending money and the fact that the market for venture capital has pulled back considerably in these uncertain economic times, it has been difficult for us to raise the capital we need to secure oil and gas leases.  We have no way of knowing how long this situation will continue.

Foreign Market Risks ..

We sell our products and services exclusively in the United States and receive payment solely in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, except to the extent they affect domestic natural gas markets.

ITEM 4.  Controls and Procedures.

Management was remiss in over-looking the requirement to file the year-to-date financials in the quarter ended December 31, 2008 quarterly filing, incorporated out of date accounting policy disclosures and submitted an incomplete officer certification.  Management has worked with its auditors, Moore and Associates, Chartered, to correct these deficiencies in this amended Form 10-Q, and from hereon.

M anagement’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements included in this report have been amended and prepared in accordance with U.S. GAAP and reflect management’s judgments and estimates on the effect of the reported events and transactions.

Disclosure Controls and Procedures

Our management, chief executive officer and chief financial officer has re-evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2008, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are now effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established under Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of September 30, 2008.

Changes in Internal Control over Financial Reporting

We will regularly review our system of internal control over financial reporting to ensure the maintenance of an effective internal control environment. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are not aware of any legal proceedings involving Nova Energy, Inc., during the period ended December 31, 2008.

ITEM 2. Changes of Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a vote of Security Holders.

None.

ITEM 5. OTHER

On September 21, 2008, we filed a Form 10 with the Securities and Exchange Commission.  On October 8, 2008, we filed an amended Form 10.  It is our objective to seek listing on the Over the Counter Bulletin Board Exchange.

ITEM 6. Exhibits and Reports on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of March, 2009.

Nova Energy, Inc.

/s/ Daymon Bodard

President, Director & CFO