Form 10-Q/A
period 2008-12-31
NOVA ENERGY, INC.
filed 2009-05-05
CIK 1096915

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

Nova Energy, Inc.

(Exploration Stage Company)

Financial Statements

December 31, 2008

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$48,307	$103,003
Accounts Receivable	-	-
Total Current Assets	48,307	103,003

Fixed Assets
Equipment	84,924	84,924
Accumulated Depreciation	(56,616)	(48,123)
Total Fixed Assets	28,308	36,801

Other Assets
Investment - Working Interest	-	-

Total Assets	$76,615	$139,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable	$1,918	$1,549
Accrued Interest	135,008	106,078
Accrued Salaries	327,600	297,600
Convertible Note Payable - related party	499,816	526,679
Total Current Liabilities	964,342	931,906

Long Term Liabilities
	-	-
Total Long Term Liabilities	-	-

Total Liabilities	964,342	931,906

Stockholders' Equity

Common Stock, authorized
52,000,000 shares, par value$0.001, 3,422,400
and 3,433,301,respectively, issued and outstanding	3,422	3,422

Paid in Capital	511,182	511,182

Retained Earnings	(1,402,332)	(1,306,706)

Total Stockholders' Equity	(887,728)	(792,102)

Total Liabilities and Stockholders' Equity	$76,615	$139,804

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

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2002	8,034	$8	$-	$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-	$(201,575)	$(201,567)

Common Shares issued for services	8,966	$9	$153	$-	$162

Balance, June 30, 2004	17,000	$17	$153	$(201,575)	$(201,405)

Common Shares issued for services	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	3,000
Net (Loss)	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$(270,898)	$(237,628)

Net (Loss)	-	-	-	(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$(353,851)	$(320,581)

July 2006, Paid in Capital	50,000	50	374,950	-	375,000
Sept 2006, Paid in Capital	56,450	57	564,443	-	564,500
Sept 2006, Conv. Promissory Note - D. Bodard			(458,100)	-	(458,100)
Adjustment to agree with stock agent	(149)	(1)	1	-	-
Jan 2007, Stock Adjustment	-	-	(66)	-	(66)
Net (Loss)	-	-	-	(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$(544,052)	$(29,448)

Stock adjustment	(10,901)	$(11)	$11	$-	$-
Net (Loss)	-	-	-	(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$(1,306,706)	$(792,102)

Net (Loss)	-	-	-	(95,626)	(95,626)

Balance, December 31, 2008	3,422,400	$3,422	$511,182	$(1,402,332)	$(887,728)

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

Long-Lived Assets - In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this Amended Form 10-Q as a result of comments we received from the Securities and Exchange Commission regarding the use of outdated guidance in our interim reports, our failure to accurately represent the evaluation of your disclosure controls and procedures as of December 31, 2008 and, erroneous language included or omitted in Exhibit 31.1and Exhibit 32.1.

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

Foreign Market Risks .

We sell our products and services exclusively in the United States and receive payment solely in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, except to the extent they affect domestic natural gas markets.

ITEM 4.  Controls and Procedures.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements included in this report have been amended and prepared in accordance with U.S. GAAP and reflect management’s judgments and estimates on the effect of the reported events and transactions.

Disclosure Controls and Procedures

Based on management’s evaluation as of the end of the interim reports for both December 31, 2008 and September 30, 2008, our management, chief executive officer and chief financial officer, Daymon Bodard, has re-evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, and has concluded that our disclosure controls and procedures were not effective.  Management was remiss in over-looking the requirement to file the year-to-date financials in the quarters ended December 31, 2008 and September 30, 2008 respective quarterly filings, incorporating out of date accounting policy disclosures and submitted an incomplete officer certification.  Management has worked with its auditors, Moore and Associates, Chartered, to correct these deficiencies in this amended Form 10-Q, in order to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established under Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was not effective based on those criteria as of September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of May, 2009.

Nova Energy, Inc.

/s/ Daymon Bodard

President, Director & CFO