Form 10-Q
period 2009-03-30
NOVA ENERGY, INC.
filed 2009-05-13
CIK 1096915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 3,422,400.

Transitional Small Business Disclosure format (check one): Yes      . No  X .

Nova Energy, Inc.

(Exploration Stage Company)

Financial Statements

March 31, 2009

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$22,539	$103,003
Accounts Receivable	-	-
Total Current Assets	22,539	103,003

Fixed Assets
Equipment	84,924	84,924
Accumulated Depreciation	(60,862)	(48,123)
Total Fixed Assets	24,062	36,801

Total Assets	$46,601	$139,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable	$4,064	$1,549
Accrued Interest	149,473	106,078
Accrued Salaries	342,600	297,600
Convertible Note Payable - related party	487,967	526,679
Total Current Liabilities	984,104	931,906

Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	984,104	931,906

Stockholders' Equity

Common Stock, authorized
52,000,000 shares, par value
$0.001, 3,422,400 and 3,422,400,
respectively, issued and outstanding	3,422	3,422
Paid in Capital	511,182	511,182
Retained Earnings	(1,452,108)	(1,306,706)

Total Stockholders' Equity	(937,504)	(792,102)

Total Liabilities and Stockholders' Equity	$$46,601	$139,804

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Operations

					December 31,
	For the Quarter Ended		For the Nine Months Ended		2002 (Inception)
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenue
Production Oil/Gas Sales	$-	$4,633	$-	$46,615	$276,599

Cost of Goods Sold
Production Expenses	-	-	-	15,637	99,383

Expenses
General and Administrative	22,552	30,890	74,206	87,947	720,363
Depreciation	4,246	4,246	12,738	12,738	60,862
Professional Fees	8,512	475	15,063	8,600	66,409
Consulting Fees	-	-	-	3,000	54,825
Well Re-Development Expense	-	72,478	-	72,478	72,478

Total Expenses	35,310	108,089	102,007	184,763	974,937

Other Income/Expense
Gain/(Loss) on Sale of Assets	-	-	-	-	(506,589
Interest Income	-	-	-	-	1,675
Interest Expense	(14,465)	(14,465)	(43,395)	(43,395)	(149,473)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(49775)	$(117921)	$(145402)	$(197180)	$(1452108)

Basic and Diluted
(Loss) per Share	(.00)	(.00)	(.00)	(.00)	(.00)

Weighted Average
Number of Shares	3,422,400	3,422,400	3,422,400	3,422,400	3,422,400

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2002	8,034	$8	$-	$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-	$(201,575)	$(201,567)

Common Shares issued for services	8,966	$9	$153	$-	$162

Balance, June 30, 2004	17,000	$17	$153	$(201,575)	$(201,405)

Common Shares issued for services	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	3,000
Net (Loss)	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$(270,898)	$(237,628)

Net (Loss)				(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$(353,851)	$(320,581)

July 2006, Paid in Capital	50,000	50	374,950	-	375,000
Sept 2006, Paid in Capital	56,450	57	564,443	-	564,500
Sept 2006, Conv. Promissory Note - D. Bodard	-	-	(458,100)	-	(458,100)
Adjustment to agree with stock agent	(149)	(1)	1	-	-
Jan 2007, Stock Adjustment	-	-	(66)	-	(66)
Net (Loss)	-	-	-	(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$(544,052)	$(29,448)

Stock adjustment	(10,901)	$(11)	$11	$-	$-
Net (Loss)	-	-	-	(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$(1,306,706)	$(792,102)

Net (Loss)	-	-	-	(145,402)	(145,402)

Balance, March 31, 2009	3,422,400	$3,422	$511,182	$(1,452,108)	$(937,504)

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Cash Flows

	For the nine	For the nine	December 31,
	months ended	months ended	2002 (Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009
Operating Activities

Net (Loss)	$(145,402)	$(197,180)	$(1,452,108)
Depreciation	12,738	12,738	60,862
Increase in Accounts Receivable	-	-1,928	-
Increase in Accounts Payable	2,514	72,487	4,064
Increase in Accrued Expenses	88,395	88,395	492,073
Decrease in Accounts Receivable	-	-	-
Decrease in Accounts Payable	-	-	-
Decrease in Accrued Expenses	-	-	-
Increase in Shareholder Payable	-	-	-
Decrease in Shareholder Payable	(38,710)	(47,781)	(76,533)

Net Cash (Used) by Operating Activities	(80,465)	(73,269)	(971,642)

Investing Activities

Investment - Working Interest	-	-	-
Capital Expenditures	-	-	-84,924

Cash Provided by Investing Activities	-	-	-84,924

Financing Activities

Convertible Notes Payable	-	-	564,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Cash Provided by Financing Activities	-	-	1,079,104

Net Increase in Cash	(80,465)	(73,269)	22,539

Cash, Beginning of Period	103,004	127,470	-

Cash, End of Period	$22,539	$54,201	$22,539

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS OF NOVA ENERGY, INC. (EXPLORATION STAGE COMPANY) FOR THE QUARTER ENDING March 31, 2009

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Nova Energy, Inc. was incorporated in Nevada 1999, and is a publicly traded company presently listed on www.pinksheets.com, symbol “NVAE”. The Company is focused on the recovery of oil and gas reserves through acquisition and project development, specializing in mature and marginal field enhancement, developmental exploration drilling and low risk exploration opportunities in Texas and North Dakota regions.

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

NOTE 3– UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.  The results of the operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company’s activities have been primarily supported by loans from the Company’s President and the acquisition of the aforementioned working interest in one of its wells.  It has sustained losses in all previous reporting periods with an inception to date loss of $ 1,452,108 as of March 31, 2009.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

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

During the quarter ended March 31, 2009, funding resources have been constrained by tight credit markets and access to venture capital.  We expect that trend to continue through 2009.

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

I.

Capital Resources and Liquidity.

During the quarter ended March 31, 2009, there were no issuances of the Company's common stock.

II.

Results of Operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has incurred a net loss of ($49,775) for the three-month period ended March 31, 2009, or, ($0.00) per share (basic and diluted) on no revenues compared to a loss of ($117,921) for the first quarter ended March 31, 2008.  The increased loss in the second quarter of 2008 can be contributed to the fact the Company had no revenues yet still had administrative expenses.  During the three month period ended March 31, 2009, the Company has used cash in the amount of $25,767 in its operating activities as opposed to $23,937 for the period ending March 31, 2008. The total liabilities and stockholder's deficit for the quarter ended March 31, 2009 was $937,504 as opposed to $774,881. The total liabilities and stockholder's deficit for the year ended June 30, 2008 was $139,804.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

During the second quarter ended March 31, 2009, the Company’s common stock was very thinly traded, trading between $.20 and $.25.  One may construe this as a cautionary indication of the Company’s ability to continue as a going concern.

III.

Related Party Transactions.

There were no related party transactions during the period ended March 31, 2009.

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

Foreign Market Risks.

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

Disclosure Controls and Procedures

We have taken extra steps to make certain that we will maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our chief executive officer and chief financial officer has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are now effective in ensuring that material information required to be disclosed in this report is accumulated and communicated to them and our management to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established under Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of December 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are not aware of any legal proceedings involving Nova Energy, Inc., during the period ended March 31, 2009.

ITEM 2. Changes of Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a vote of Security Holders.

None.

ITEM 5. Other.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of May, 2009.

Nova Energy, Inc.

/s/ Daymon Bodard

President, Director & CFO