Form 10-K
NOVA ENERGY, INC.
filed 2009-07-13
CIK 1096915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009.

     .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-27693

NOVA ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	98-0211769 (I.R.S. Employer Identification No.)

2050 Russet Way, Ste.190, Carson City, NV (Address of Principal Executive Offices)	89703 (Zip Code)

(775) 720-9411

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of June 30, 2009, was approximately $(981,359).

The registrant had 3,422,400 shares of common stock outstanding as of June 30, 2009.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

•

our capital needs;

•

business plans; and

•

expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•

our need for additional financing;

•

our working interest associations may not result in commercially exploitable quantities of oil and gas;

•

the risks inherent in the exploration for oil and gas such as weather, accidents, equipment failures and governmental restrictions;

•

our limited operating history;

•

our history of operating losses;

•

the potential for environmental damage;

•

the competitive environment in which we operate;

•

the level of government regulation, including environmental regulation;

•

changes in governmental regulation and administrative practices;

•

our dependence on key personnel;

•

our ability to fully implement our business plan;

•

our ability to effectively manage our growth; and

•

other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Nova Energy, Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov .

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Nova" and the "Company" mean Nova Energy, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Business Development

Nova Energy, Inc. (“Nova” or “We”), was formerly known as MexTrans Seafood Consulting, Inc. and PCSupport.com, Inc. (PCSP), which was incorporated under the laws of the State of Nevada on April 7, 1999, for the purpose of engaging in the development and provision of notebook computer support services to end users through the Internet.

On October 19, 1999, PCSupport.com, Inc. filed a 10SB12g. On May 24, 2000, PCSupport.com, Inc. filed an SB-2 registering 7,291,331 common stock shares.

PCSupport.com, Inc. had been listed on the OTCBB exchange. On or about November 14, 2002, PCSupport.com, Inc. was de-listed from the OTCBB for not filing timely reports.

In December 2002, PCSupport.com, Inc. management decided that they were not going to be able to implement their business plan and resigned their respective positions as officers and directors, and simultaneously appointed Daymon Bodard, President, Secretary and sole director.

Present management was not involved in the notebook computer support services aspect of the business. Former management let the business lapse and soon after, voluntarily resigned to pursue other interests. Mr. Bodard was appointed as President and sole director. It was Mr. Bodard’s objective to restructure the company and attempt to rebuild shareholder value. Having developed some familiarity in the oil and gas industry, Mr. Bodard hoped to capitalize in what he perceived to be an expanding segment of the industry.

From the time Mr. Bodard was appointed President of the Company, he began to formulate a plan to re-structured the company to change its focus on becoming an oil and gas oil company, eventually changing the name from PCSupport.com, Inc, to Nova Energy, Inc. In addition, management spent significant time and expenditures to maintain the company’s listing on www.pinksheets.com. On October 12, 2005, we posted an unaudited annual financial statement on www.pinksheets.com for the year ended June 30, 2004. We have continued to post timely quarterly and annual filings on www.pinksheets.com. On October 17, 2007, we began to post audited financial reports on www.pinksheets.com. After the evaluation of numerous oil and gas projects and investments, the company invested in a lease property in North Dakota as well as, two development wells in the Barnett-Shale area of North East Texas. No other transactions have occurred prior to the filing of the present registration statement.

On May 12, 2005, we effectuated a 1:300 reverse split.

On May 30, 2005, we changed our name to Nova Energy, Inc.

On April 26, 2006, we filed a Form 15.The Form 15 filing did not terminate our obligation to file reports already delinquent and reports that were required to be filed ninety days following the filing of said Form.

When the company was known as PCSupport.com, Inc., the company’s officers and directors failed to file quarterly reports from the quarter ended March 31, 2002 and last filed an annual report on October 15, 2001 for the year ended June 30, 2001. Pursuant to the Securities and Exchange Act of 1934, there was an obligation to file both quarterly and annual reports beginning with second quarter ended 2002 through third quarter 2008. We did not file timely reports initially because we attempted to retrieve pertinent information from PCSupport’s management regarding their business activities and financial transactions. The Company was negligent in not filing its quarterly and annual reports up until April 26, 2006, when we filed the Form 15 which we incorrectly assumed negated our filing obligations.

As Nova Energy, Inc., we began posting the company’s financial information on www.pinksheets.com beginning with the year ended June 30, 2004, and audited statements for the years ended 2006 through 2008.

In addition to incurring the out-of-pocket expenses to maintain the company, Mr. Bodard’s management role during the time we did not file quarterly or annual reports, explicitly was to seek viable oil and gas companies interested in doing business with the Company.

Our intent in posting quarterly and annual reports on www.pinksheets.com was and is, to present existing shareholders with information regarding the company’s business and financial status. The information offered in these reports also allows prospective investors an opportunity to thoroughly review the company’s evolving business from inception to the present, as well as, its financial status.

Current Business Operation

Mr. Bodard became President in December 2002 and immediately began to implement plans and changes for the company’s business development from a notebook computer services company to an oil and gas company. Our first working development project was to acquire a small lease in North Dakota, which occurred approximately August 2005. Presently, we have operating working interests in wells located in Texas as forth herein in item 3, Description of Property. This portfolio of working interests provides the Company with a foundation to execute its business plan by achieving growth through its investments. We will continue to seek known, proven, developed reserves of oil and natural gas that present long term, fundamentally sound economic opportunities for the Company and our shareholders.

There were no revenues generated for the year-end 2006. Our operating expenses for the year ended 2006, was covered by management. Year-end revenues for 2007, resulted from the investment in the oil/gas wells know as the Inglish 1H and Inglish D1. The Company entered into a working interest agreement (Exhibit 10) with REO Energy to participate in the well development and eventually, the production and sale of oil and gas from these individual wells. Revenues fro the wells continued into the 2008 financial reporting year.

Though fluctuations in oil and natural gas prices are common, the industry has a history of fundamental strength and viability. We hope to position the Company for expanded growth. The company’s business plan is to invest in highly verified fields that have been validated by the drill bit. The objectives of the Company’s business plan are to associate with existing proven, profitable private operators that have drill bit validated projects in the continental USA. Our current focus is in Northwest Texas. Improvements in technology such as acid fracs, horizontal and directional well drilling, 3D seismic test, radiometric technology, are just some of the new tools, which are currently. The obvious risk in the oil and gas business is to spend money and not finding any oil or gas. We believe that by using the above formula and applying the appropriate technologies on existing proven oil/gas fields is the most effective approach for potential success.

Many years of development has shown that there are proven reserves in Northwest Texas. Well location, production and historical data are all available to interested parties through the Texas Railroad Commission. We believe that by working with existing operators who know the areas and have the land/lease connections in place, offer us an opportunity to capitalize on and participate in, the wells that are being drilled.

The Company’s business model is to invest in “Working Interest Participation Agreements” which allows the company to fund projects just as they are about to be drilled. This eliminates the requirement of investing capital in long-term lease commitments. Additionally, we do not have the obligation to invest monies in drill rigs, equipment and manpower, which are necessary to drill an oil and gas well. Presently, our focus is on research and evaluation of projects and the raising of investment capital to participate in the Working Interest Participation Agreements.

Plan of Operations

Our strategic objectives continue to be:

- Research and identify known, proven, developed reserves that present low risk opportunities;

- Continue to review opportunities with potential joint venture partners with proven track records in the oil and gas sector; and

- To grow the Company and achieve exponential growth in order to build value per share.

We expect to continue to develop our business plan by locating, researching and investing in quality drilling targets. We believe that in-depth research of lease ownership, on-site visits as well as historical analysis of potential drilling targets are paramount. Combining new technology that is now available and being successfully used in the recovery of new deposits by other oil and gas companies, istraditionally associated with the development of new or existing oil and gas reserves.. Based on current engineering reports, well logs, site visits and the history and long-term experiences of the operating company, we believe that key areas of Texas will continue to be commercially viable and provide new opportunities for Nova Energy, Inc. and may result in long-term shareholder value.

Again, our focus is on generating only highly verified fields that were formerly validated by the drill bit, with primary focus on oil reserves; To apply the vast amount of new technology that has become available in the past few years in combination with industry standard testing methods to assist in our exploration and development of existing oil fields.

Though our recent endeavor with REO Energy was unsuccessful, they have a better than average record of success and we would not discount working with them again. We will continue to consider conducting business with all other viable operators and evaluate viable projects. And though no funding opportunities have been presented to us at the time of this filing, we believe that once we have been approved for listing on the OTCBB, our chances for obtaining funding may improve.

Government Regulation

General

The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment.

Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government and are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The Federal Energy Regulatory Commission (FERC) is continually proposing and implementing new rules and regulations affecting the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. Some recent FERC proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines.

State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced. Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales.

Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

General . Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental laws and regulations by state and federal authorities, including the Environmental Protection Agency ("EPA"). These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands and other ecologically sensitive and protected areas, and impose substantial remedial liabilities for pollution resulting from drilling operations. Such regulation can increase our cost of planning, designing, installing and operating such facilities.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of significant investigatory or remedial obligations, and the imposition of injunctive relief that limits or prohibits our operations. Moreover, some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general. While we believe that we are in substantial compliance with current environmental laws and regulations and have not experienced any material adverse effect from such compliance, there is no assurance that this trend will continue in the future.

However, since we do not actively participate as oil and gas operators our exposure is reduced, but not eliminated, by the fact that we are limited to working interest participants.

CERCLA . The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of the hazardous substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of hazardous substances, we may have generated and may generate wastes that fall within CERCLA's definition of hazardous substances. We may in the future be an owner of facilities on which hazardous substances have been released by previous owners or operators of our properties that are named as potentially responsible parties related to their ownership or operation of such property.

Air Emissions. We may be at some point affiliated with projects are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells, gas plants and electric generating facilities generate volatile organic compounds and nitrogen oxides. Some of our producing wells may be in counties that are designated as non-attainment for ozone and may be subject to restrictive emission limitations and permitting requirements. If the ozone problems in the applicable states are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act. The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of the Clean Water Act, and similar legislation enacted in Texas, Louisiana and other coastal states, impose certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs, remediation of environmental damage and a variety of public and private damages. OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs of a potential spill. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge, or substantial threat of discharge from our properties, vessels and pipelines, we may be liable for costs and damages.

Competition

The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. We are a minor participant in the industry and compete in the oil and natural gas industry with many other companies having far greater financial, technical and other resources.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Employees

We currently have no full-time or part-time employees with the exception of our President and CFO, Daymon Bodard.

Subsidiaries

We do not have any subsidiaries

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

If we do not obtain additional financing, our business will fail.

Because we have only recently commenced business operations, we face a high risk of business failure. Our current operating funds are less than necessary to complete all intended exploration opportunities. Therefore, we will need to obtain additional financing in order to complete our business plan.

Our business plan calls for significant expenses in connection with the exploration of oil and gas opportunities. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. We anticipate that any additional financing requirements will be satisfied through the sale of our stock or director loans from Mr. Bodard’s personal and family funds. Obtaining additional financing would be subject to a number of factors, including the market price for oil and natural gas, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We expect to incur operating losses for the foreseeable future, and if we are unable to generate significant revenues, our business will likely fail.

We have earned limited revenues and we have never been profitable. Going forward, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our properties, our business will likely fail.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues to date and we have never been profitable. We may not be able to effectively execute our business plan or manage any growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas, price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve revenues or profitability.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended June 30, 2008 and 2009 and for the period from inception to June 30, 2009 have been prepared assuming that we will continue as a going concern. Since inception to June 30, 2009, we have incurred an accumulated net loss of $1,495,963 and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. We have funded our operations through loans and the issuance of common stock in order to meet our strategic objectives. Our current level of oil production is not sufficient to completely fund the continued implementation of business plan. Consequently, we will require additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on our success in developing our properties. We may not be able to adequately develop our properties, attain revenues or achieve profitable operations, in which case our business would fail.

Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, which could have a material adverse effect on our business, results of operations and financial condition.

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors.

Oil and gas exploration involves risks, which could adversely affect our profitability.

None of the properties in which we acquire a working interest may ever produce commercial quantities of hydrocarbons or ever lead to the discovery of any commercially viable reserves. The marketability of any oil and gas acquired or discovered will be affected by numerous factors beyond our control, which include oil and gas price fluctuations, proximity and capacity of oil and gas pipelines and processing equipment and government regulations (including regulations relating to royalties, allowable production, importing and exporting of oil and gas, and environmental protection). In addition, hazards such as unusual or unexpected formations, pressures or other conditions are involved in drilling and operating wells.

The expiration of licenses and leases could cause us to lose our interests in our mineral property prior to achieving commercial profitability.

Our property is held in the form of working interests in licenses and leases. If we or the holder of the license or lease fails to meet the specific requirements of each license or lease, the license or lease may terminate or expire. The termination or expiration of our licenses or leases or the working interests relating to our licenses or leases may have a material adverse effect on our results of operation and business.

Potential Conflicts of Officers and Directors

Daymon Bodard is the sole officer and director of the company. He is mindful of the law set forth in Sarbanes-Oxley, which is very specific regarding the obligations and limitations for officers and directors of public companies. Further, Nova intends to expand the board of directors soon after the Company becomes listed for trading on the OTCBB.

Environmental regulation may increase the costs of production from our properties, which would affect our ability to earn a profit.

We may encounter hazards incidental to the exploration of oil and gas properties, such as accidental spills or leakage of petroleum liquids and other unforeseen conditions. We may be subject to liability for pollution and other damages due to hazards which cannot be insured against due to prohibitive premium costs or for other reasons. Governmental regulations relating to environmental matters are subject to constant change and could increase the cost of exploration or require alteration or cessation of operations in certain areas.

Existing and possible future environmental legislation, regulations and actions could give rise to additional expense, capital expenditures, restrictions and delays in our activities, the extent of which cannot be predicted. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which could materially and adversely affect our business or our ability to develop and produce its properties on an economically feasible basis. The cost of compliance with changes in governmental regulations has the potential to adversely affect the profitability of operations.

We currently do not maintain a fund for restoring sites on which we drill wells or conduct production operations, which could require us to expend substantial resources in the future to restore these sites.

We do not maintain a fund for restoring production sites. Existing and possible future environmental legislation, regulations and actions could give rise to an obligation to restore the sites on which we drill wells or conduct production operations. The costs related to restoration or remediation efforts could be substantial and could have a material adverse affect on our business.

Fluctuation and volatility of oil and gas prices may affect the commercial feasibility of our mineral properties and our ability to raise future financing on acceptable terms.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our revenues, profitability and future growth, if any, and the value of our oil and gas properties are substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States and the world in general, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the value of our properties, borrowing capacity, revenues, profitability and cash flows from operations.

Over the last 2 years oil prices have fluctuated from US$45 to US$146 per barrel. In 2008, oil prices increased up to US$146 per barrel after experiencing a significant decline to a low of approximately US$45 per barrel in 2006 due to a variety of factors beyond our control. Now, oil and gas is trading just under $70 a barrel. Oil and gas prices could be significantly impacted if/or when the Kyoto Protocol is enacted. The Kyoto Protocol requires Western countries, including the United States, to reduce the emission of hydrocarbons to below existing levels, increase the efficiency of the use of oil and its byproducts and reduce consumption. In the long term, we expect oil prices to increase with inflation, as well as with economic recovery in Asia and other parts of the world.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Local, national and international economic conditions are beyond our control and may have a substantial adverse affect on our efforts. We cannot guard against the effects of these potential adverse conditions. Further, with a new administration coming into office in January 2008, which included a platform of promoting energy sources alternative to oil and gas, the future of oil and gas as an integral part of the U.S. economy is more uncertain then ever.

Resources properties are subject to risks, which may require us to defend, enforce or undertake certain curative work to perfect rights in our properties.

It is our practice in acquiring oil and gas leases or interests in oil and gas leases to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease as title opinions are the requirement of our lenders in the property acquisition.

Prior to the drilling a well for oil and gas, it is the normal practice of the oil and gas industry for the person or company acting as the operator of the well to hire a lawyer to examine the title to the spacing unit within which the proposed oil and gas well is to be drilled. Frequently, as a result of such examination, certain curative work must be done to correct deficiencies in the marketability of the title, and the curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

We depend on key personnel for our commercial success.

We depend on the expertise of our President, Daymon Bodard. His loss could have a material adverse effect on our business. We do not maintain key-person insurance policies on any of our executive officers. Mr. Bodard’s background and work experience has been concentrated on the oil and gas sector. The ability to negotiate and evaluate oil and gas opportunities has been developed through years of hands-on experience. Mr. Bodard has worked hard to develop legitimate industry contacts, which could assist in the development of the Company. If necessary, the company will seek to engage qualified outside professionals and consultants for additional business development. Further, since Mr. Bodard is presently the sole officer, director and employee, the loss of his services could severely impact the Company’s ability to continue as a going concern.

Permits and Licenses

The operations of the Company may require licenses and permits from various governmental authorities. The Company is completely reliant on the well operators to obtain the necessary licenses and permits, which may be required to carry out exploration, development and resource extraction operations on its properties.

Uninsurable Risks

In the course of exploration, development and production of oil and gas properties, certain risks, and in particular, unexpected or unusual geological operating conditions including blow-outs, cave-ins, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of the Company.

Doubts About Our Ability to Continue as a Going Concern

The company=s auditor has expressed doubts about the company=s ability to continues as a going concern. These concerns are based upon the fact that we have not been profitable since the date of our conversion from a computer support company to an oil and gas company and are not expected to be profitable until and unless, we obtain additional funding.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock. In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Lack of Liquidity

Our stock has been and is, thinly traded. Before acquiring stock in the company, investors should consider that this lack of liquidity may make it difficult for investors to trade their shares in the open market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently office and receive mail at 2050 Russet Way, Ste. 190, Carson City, NV 89703. We own no real property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties, except as follows:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT ' S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are listed on www.pinksheets.com under the symbol "NVAE".

Holders

As of June 30, 2009, we had 251 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Registration Statement which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would” “could,” “should,” “expects,” ”projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

As a result of managements’ networking, our operations have focused on evaluating and researching potential oil and gas investment opportunities. After a careful process of vetting the various drilling programs presented us, our objective is to invest in the most attractive and viable working interest participation agreements. We investigate and evaluate drill bit proven, existing oil and gas fields that have the potential to provide offset opportunities and /or re-work opportunities from former producing wells.

The Company strives to work with existing experienced operators that have technologies that can enhance and/or re-stimulate proven oil and gas fields. We use a best efforts approach to evaluate investment opportunities. However, the oil and gas industry has a higher than normal risk level associated with it.

Results Of Operations For Fiscal Year Ended June 30, 2008 and June 30, 2009

Net Revenues. During the fiscal year ended 2009 the company generated revenues of $0 as opposed to $46,615 for the year ended 2008. The decrease in revenues was a result of diminished production in the oil and gas wells in which the company had invested.

Cost of Goods Sold. Our production expenses for the year ended 2009 was $0 as opposed to $15.637 for the year ended 2008. The production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Gross Loss. Our gross loss for the year ended 2009 was $189,257. The figure represents the investment in the Inglish 1H and the D1 minus working interest the company has received. The loss is based upon the fact that the wells did not perform and we sold our working interest back to the operators for $100,000.

General and Administrative Expenses. Our general and administrative expenses for the year ended 2009 were $97,849 as opposed to $115,845 for the year 2008. The approximate $20,000 decrease can be attributed to the fact that we no longer have an interest in the aforementioned oil and gas wells, expenses assessed by the oil and well operators in the operation, maintenance and up-keep of the Inglish 1H and D1, wells. The production expenses were automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

The Company expects to continue to incur substantial losses to explore the concession, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. To that end, we continue to have on going meetings with venture capital firms and private equity investors. During these meetings, it has become apparent that the company needs to obtain a fully reporting OTCBB listed status to be more seriously considered for investment funding. We continue to maintain a very low overheard and as management has done in the past, it is prepared to provide funding if and when necessary.

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Management's response to the significant changes for to the financial statement June 2009 to June 2008, can be attributed to numerous factors. The wells in the Barnett Shale area in Texas, in which the company invested, started to suffer from an term known as “highline pressure”. This is a situation that occurs when the delivery line for gas, which is not owned by the company, suffers from capacity issues. In other words, the wells could not deliver the gas to the end user due to the lines in use for deliver could not accommodate any more product. As new wells in the area came on-line, the capacity of the line diminished. The effect of this issue slows down the production of the wells at a faster rate than normal. In some cases, the gas must be “flared off” to maintain the flow of oil. If the gas is flared, it is forever gone, thus reducing the revenues to the company. This issue was unable to be addressed for 4 consecutive months partially due to the excessive activity in the area restricting their ability to run new delivery lines or even expand existing lines.

Production from the Inglish D1 was stopped due to an adjacent well “fracing” into the production flow of the Inglish D1. During the frac process of the adjacent well, frac fluid, water, acid, and slick water was forced into, and contaminated the pay zone that was providing the production to the D1, basically turning the oil and gas production into a water well. A significant amount of technology, money and time was spent to bring the Inglish D1 back into production. Unfortunately, the revived production from the well was substantially lower than before the contamination.

The operator made a decision to re-frac the Inglish D1 in an attempt to improve the production. This attempt failed. Management made a business decision that it would not be prudent to continue to incur additional and unfixed expenses for these wells.

The second well known as the Inglish 1H in which the company invested, was the first attempt to use horizontal well drilling methods in this field development. This method involves significant additional expenditures. The end result did not provide the desired production levels. Numerous other industry methods where applied attempting to improve the production levels. In addition, well re-stimulation became a secondary issue up against new well drilling.

The wells were no longer commercially viable and future revenues did not seem apparent. We negotiated with the original operator to sell the company’s interest in both the Inglish D1 and the Inglish H1 wells for $100,000 as well as, approximately $75,000 due the operator, which represented our portion of the re-fracing costs.

As used in Item 303 paragraph (a)(4) o Regulation S-K, the Company has undertaken no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the registrant is a party.

Off-Balance Sheet Arrangements

As management understands the definition of Item 303(a)(4) of Regulation S-K, we are not a party to any off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of transactions revenues and accounting for stock options and warrants.

Revenue Recognition

Revenues are recognized in accordance with Statement of Position 98-7 when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. If the Company followed SFAS 123, it would recognize compensation expense using a fair value method, such as Black-Scholes, to estimate the cost of equity instruments as of the date these awards are granted to employees. Any differences between the expense as calculated under SFAS 123 and that computed under APB No. 25 is disclosed on a pro forma basis in the notes to the consolidated financial statement.

ITEM 7A.

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

Nova Energy, Inc.

(Exploration Stage Company)

Financial Statements

June 30, 2009

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nova Energy, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Nova Energy, Inc. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on December 31, 2002 through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Energy, Inc. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on December 31, 2002 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has a net loss of $1,496,663 since inception on December 31, 2002 to June 30, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

July 10, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

		June 30,		June 30,
		2009		2008
		(Audited)		(Audited)

ASSETS

Current Assets
Cash		$13,706		103,003
Accounts Receivable		-		-
Total Current Assets		13,706		103,003

Equipment
Equipment		84,924		84,924
Accumulated Depreciation		(65,108)		(48,123)
Total Equipment		19,816		36,801

Total Assets		$33,522		$139,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$		$
Current Liabilities
Accounts Payable		4,196		1,549
Accrued Interest		163,938		106,078
Accrued Salaries		357,600		297,600
Convertible Note Payable - related party		489,846		526,679
Total Current Liabilities		1,015,580		931,906

Long Term Liabilities
		-		-
Total Long Term Liabilities		-		-

Total Liabilities		1,015,580		931,906

Stockholders' Equity

Common Stock, authorized
52,000,000 shares, par value
$0.001, 3,422,400 and 3,422,400,
respectively, issued and outstanding		3,422		3,422

Paid in Capital		511,182		511,182

Accumulated deficit during exploration stage		(1,496,663)		(1,306,706)

Total Stockholders' Equity		(982,059)		(792,102)

Total Liabilities and Stockholders' Equity		$33,522		$139,804

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Operations

			December 31,
			2002 (Inception)
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue
Production Oil/Gas Sales	$-	$46,615	$276,599

Cost of Goods Sold
Production Expenses	-	15,637	99,383

Expenses
General and Administrative	97,874	115,845	744,032
Depreciation	16,985	16,985	65,108
Professional Fees	17,238	10,850	68,584
Consulting Fees	-	13,025	54,825
Well Re-Development Expense	-	72,478	72,478

Total Expenses	132,097	229,183	1,005,027

Other Income/Expense
Gain/(Loss) on Sale of Assets	-	(506,589)	(506,589)
Interest Income	-	-	1,675
Interest Expense	(57,860)	(57,860)	(163,938)

Provision for Income Taxes	-	-	-

Net (Loss)	$(189,957)	$(762,654)	$(1,496,663)

Basic and Diluted
(Loss) per Share	(0.06)	(0.22)	(0.44)

Weighted Average
Number of Shares	3,422,400	3,422,400	3,422,400

The accompanying notes are an integral part of these notes

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

				Accumulated
	Common Stock		Paid in	Deficit during	Total
	Shares	Amount	Capital	Exploration Stage	Equity

Balance, December 31, 2002	8,034	$8	$-	$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-	$(201,575)	$(201,567)

Common Shares issued for services	8,966	$9	$153	$-	$162

Balance, June 30, 2004	17,000	$17	$153	$(201,575)	$(201,405)

Common Shares issued for services, $.001/Share	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement, $.001/Share	300,000	300	2,700	-	3,000
Net (Loss)	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$(270,898)	$(237,628)

Net (Loss)	-	-	-	(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$(353,851)	$(320,581)

July 2006, Paid in Capital, $0.75/Share	50,000	50	374,950	-	375,000
Sept 2006, Paid in Capital, $10/Share	56,450	57	564,443	-	564,500
Sept 2006, Conv. Promissory Note - D. Bodard	-	-	(458,100)	-	(458,100)
Adjustment to agree with stock agent	(149)	(1)	1	-	-
Jan 2007, Stock Adjustment	-	-	(66)	-	(66)
Net (Loss)	-	-	-	(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$(544,052)	$(29,448)

Stock adjustment	(10,901)	$(11)	$11	$-	$-
Net (Loss)	-	-	-	(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$(1,306,706)	$(792,102)

Net (Loss)	-	-	-	(189,957)	(189,957)

Balance, June 30, 2009	3,422,400	$3,422	$511,182	$(1,496,663)	$(982,059)

The accompanying notes are an integral part of these statements. The Stockholders' Equity have been restated to reflect the stock splits.

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Cash Flows

	For the	For the	December 31,
	Year ended	Year ended	2002 (Inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009
Operating Activities

Net (Loss)	$(189,957)	$(762,654)	$(1,496,663)
Depreciation	16,985	16,985	65,108
Increase in Accounts Receivable	-	-	-
Increase in Accounts Payable	2,647	230	4,196
Increase in Accrued Expenses	117,860	117,860	521,538
Decrease in Accounts Receivable	-	2,705	-
Decrease in Accounts Payable	-	-	-
Decrease in Accrued Expenses	-	-	-
Increase in Shareholder Payable	-	-	-
Decrease in Shareholder Payable	(36,832)	(74,593)	(74,654)

Net Cash (Used) by Operating Activities	(89,297)	(699,467)	(980,475)

Investing Activities

Investment - Working Interest	-	675,000	-
Capital Expenditures	-	-	(84,924)

Cash Provided by (Used in) Investing Activities	-	675,000	(84,924)

Financing Activities

Convertible Notes Payable	-	-	564,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Cash Provided by Financing Activities	-	-	1,079,104

Net Increase in Cash	(89,297)	(24,467)	13,706

Cash, Beginning of Period	103,003	127,470	-

Cash, End of Period	$13,706	$103,003	$13,706

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS OF NOVA ENERGY, INC. (EXPLORATION STAGE COMPANY)

FOR THE YEAR ENDED JUNE 30, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities − an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

NOTE 3– SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of June 30, 2009.

NOTE 4 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $224,394, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $ 1,495,963. Details for the last two years follow:

Year Ended June 30	2009	2008
Deferred Tax Asset	28,389	114,331
Valuation Allowance
Current Taxes Payable	0	0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

2005	$270,898	2025
2006	$82,953	2026
2007	$190,201	2027
2008	$762,654	2028
2009	$189,957	2029
Total NOL	$1,496,663

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company’s activities have been primarily supported by loans from the Company’s President and the acquisition of the aforementioned working interest in one of its wells. It has sustained losses in all previous reporting periods with an inception to date loss of $ 1,496,663 as of June 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The company continues to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased our Cooke county interests. The company entered into a Letter of Intent to re-develop a drill bit verified former producing oil field south of Abilene, Taylor County Texas. However, the particular project involved is no longer available and the Letter of Intent is no longer valid. The company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

To assist our funding efforts on April 22, 2008, the Company effected a 1 for 10 reverse stock split.

To provide better access to information about the Company, management has created a webpage. At www.novaeneryinc.com and will continue to maintain and update information about the Company as it occurs.

NOTE 6 - RELATED PARTY TRANSACTIONS

As a result of financial assistance provided the Company by Daymon Bodard, the Company executed a Convertible Promissory Note in the amount of $564,500 on August 26, 2006. The Note is unsecured and interest accrues annually at the statutory interest rate for the state of Nevada. There is no penalty for prepayments.

NOTE 7 – PROPERTY AND EQUIPMENT

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

NOTE 9 – STATEMENT OF STOCKHOLDERS’ EQUITY

Common Stock

Since December 31, 2002 the Company has received on-going capital contributions as necessary from its founder.

On May 13, 2005, the Company issued 3,010,000 post-split shares of its $0.001 par value restricted common stock in return for services to the founders of the Company.

On May 13, 2005, the Company issued 300,000 shares for a debt settlement of $30,000.

On July 1, 2006, pursuant to a convertible promissory note, the Company issued Fifty Thousand common stock shares. In July 2006, the Company received Three Hundred Seventy Five Thousand Dollars in a private transaction in return for a working interest in the oil well known as the Inglish 1H.

On August 31, 2006, pursuant to a convertible promissory note, the Company issued Fifty Six Thousand Four Hundred and Fifty shares of common stock. On September 1, 2006, Daymon Bodard, the Company’s President loaned the Company $564,500.

On April 22, 2008 the company effected a 1 for 10 reverse stock split. The Stockholders’ Equity has been restated since inception to reflect the stock split. On May 12, 2005, there was a 300 to 1 Stock Split.

On April 22, 2008, due to the stock split, the transfer agent did a stock adjustment of less than a 100 shares.

NOTE 10 – INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands):

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
Numerator:
Net Loss	(1,497)	(1,307)
Less: Preferred Stock Dividend	-	-
Net Loss applicable to common shareholders	(1,497)	(1,307)
Denominator:
Weighted Average Common Shares and denominator for basic and diluted calculation	3,422,400	3,422,400
Net Loss per share applicable to common shareholders - basic & diluted	(0.44)	(0.38)

NOTE 11 – MANAGEMENT DISCUSSIONS

The company continues to evaluate oil and gas opportunities in North West Texas. The credit markets and the access to venture capital remain similar to the conditions in the last quarter.  In May, 2009,   the Company received a “no further comment letter” from the SEC with respect to their Form 10 filing.  The Company has applied to be listed on the OTCBB with FINRA through Spartan Securities, the Company’s market maker.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d015.

Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with Registrant
Daymon Bodard	55	President, C.E.O., Secretary - Treasurer and director

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

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

Involvement in Certain Legal Proceedings

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. To the knowledge of our management, no director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended June 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended June 30, 2008 and June 30, 2009:

Name and Principal Position	Year or Period	Salary*	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Daymon Bodard,	2008	$60,000	0	0	0	0	0	0	0
President, Director	2009	60,000	0	0	0	0	0	0	0

*Salary has been deferred.

Mr. Bodard does not receive any compensation for acting as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report by (i) each person known by us to be the beneficial owner of more than 10% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage

Daymon Bodard, President, CEO	Common	1,352,643	39.5
and Director
2570 Myles Lake Rd.
Nanaimo, BC V9X1E7

Netresolutions.com, Inc.	Common	658,500	19
706 E. Bell Rd.
Phoenix, AZ 85022

The percent of class is based on 3,422,400 shares of common stock issued and outstanding as of the date of this registration statement.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

On August 26, 2006, Daymon Bodard converted 564,500 common stock shares, which represented a portion of a convertible note, which he first executed with the company in December 31, 2002. Mr. Bodard transferred or assigned those 564,500 shares of common stock to Capstone Funding, LLC in return for $564,500.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moore & Associates, Chartered, 6490 West Desert Inn Rd, Las Vegas, NV 89146, (702) 253-7499 Fax (702) 253-7501, served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended June 30, 2008 and 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended June 30, 2008	Year Ended June 30, 2009
Audit Fees	$8,800	$16,000
Audit-Related Fees	-	-
Tax Fees	-	-
Total	$8,800	$16,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
(3)	(i) Articles of Incorporation and (ii) By-laws
3 (i)	Articles of Incorporation
3 (ii)	By-Laws
3.1	Certificate of Good Standing for the Secretary State of Nevada on July 31, 2008
(10)	Material Contracts
10.1

Promissory Note between the Company and its President, Daymon Bodard, dated December 31, 2002 which correlates with the Employment Agreement between the Company and Daymon Bodard herein referenced and attached as Exhibit 10.2

10.2	Employment Agreement with the Company’s President, Daymon Bodard, which was formulated in December 2002 and executed on January 7, 2003
10.3	Sales agreement with Lee Hansen to acquire a working interest in a well in North Dakota executed August 18, 2005.
10.4	Assignment of Working Interest with Diversified Consulting, LLC dated July 30, 2006
10.5	Promissory Note between the Company and its President, Daymon Bodard, dated August 26, 2008
10.6	Amendment to the Promissory Note between the Company and its President, Daymon Bodard dated October 23, 2007, which was originally executed August 26, 2006.
23.1	Consent of Moore & Associates
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of July, 2009

/s/ Daymon Bodard

Daymon Bodard,

President, director and CFO