Form 10-Q
period 2009-09-30
NOVA ENERGY, INC.
filed 2009-11-13
CIK 1096915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

     . Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.

Commission file number: 000-27693

---------------

NOVA ENERGY, INC.

---------------

(Name of Registrant as Specified in its Charter)

Nevada	98-0211769
(State of Incorporation)	(I.R.S. Employer
Identification No.)

123 W. Nye Lane, Ste. 129

Carson City, NV 89706

----------------------------

(Address of principal executive offices) (Zip Code)

(775-720-9411)

------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

Transitional Small Business Disclosure format (check one): Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2009, the number of the Company's shares of par value $.001 common stock outstanding was 3,422,400.

Nova Energy, Inc.

(Exploration Stage Company)

Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$2,893	$13,706
Accounts Receivable	-	-
Total Current Assets	2,893	13,706

Fixed Assets
Equipment	84,924	84,924
Accumulated Depreciation	(69,355)	(65,108)
Total Fixed Assets	15,569	19,816

Other Assets
Investment - Working Interest	-	-

Total Assets	$18,462	$33,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable	$11,109	$4,196
Accrued Interest	178,403	163,938
Accrued Salaries	372,600	357,600
Convertible Note Payable - related party	485,641	489,846
Total Current Liabilities	1,047,753	1,015,580

Long Term Liabilities
	-	-
Total Long Term Liabilities	-	-

Total Liabilities	1,047,753	1,015,580

Stockholders' Equity

Common Stock, authorized
52,000,000 shares, par value
$0.001, 3,422,400 and 3,422,400,
respectively, issued and outstanding	3,422	3,422

Paid in Capital	511,182	511,182

Retained Earnings	(1,543,896)	(1,496,663)

Total Stockholders' Equity	(1,029,292)	(982,059)

Total Liabilities and Stockholders' Equity	$18,462	$33,522

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Operations

			December 31
	For the Quarter Ended		2002 (Inception)
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenue
Production Oil/Gas Sales	$-	$-	$276,599

Cost of Goods Sold
Production Expenses	-	-	99,383

Expenses
General and Administrative	28,318	30,184	837,458
Professional Fees	4,450	4,250	73,034
Consulting Fees	-	-	54,825
Well Re-Development Expense	-	-	72,478

Total Expenses	32,768	34,434	1,037,795

Other Income/Expense
Gain/(Loss) on Sale of Assets	-	(506,589)	(506,589)
Interest Income	-	-	1,675
Interest Expense	(14,465)	(14,465)	(178,403)

Net (Loss)	$(47,233)	$(48,899)	$(1,543,896)

Basic and Diluted
(Loss) per Share	0	0	0

Weighted Average
Number of Shares	3,422,400	3,422,400	3,422,400

The accompanying notes are an integral part of these statements

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Stockholder’s Equity

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2002	8,034	$8	$-	$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-	$(201,575)	$(201,567)

Common Shares issued for services	8,966	$9	$153	$-	$162

Balance, June 30, 2004	17,000	$17	$153	$(201,575)	$(201,405)

Common Shares issued for services	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	3,000
Net (Loss)	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$(270,898)	$(237,628)

Net (Loss)	-	-	-	(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$(353,851)	$(320,581)

July 2006, Paid in Capital	50,000	50	374,950	-	375,000
Sept 2006, Paid in Capital	56,450	57	564,443	-	564,500
Sept 2006, Conv. Promissory Note - D. Bodard	-	-	(458,100)	-	(458,100)
Adjustment to agree with stock agent	(149)	(1)	1	-	-
Jan 2007, Stock Adjustment	-	-	(66)	-	(66)
Net (Loss)	-	-	-	(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$(544,052)	$(29,448)

Stock adjustment	(10,901)	$(11)	$11	$-	$-
Net (Loss)	-	-	-	(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$(1,306,706)	$(792,102)

Net (Loss)	-	-	-	(189,957)	(189,957)

Balance, June 30, 2009	3,422,400	$3,422	$511,182	$(1,496,663)	$(982,059)

Net (Loss)	-	-	-	(47,233)	(47,233)

Balance, June 30, 2009	3,422,400	$3,422	$511,182	$(1,543,896)	$(1,029,292)

The accompanying notes are an integral part of these statements. The Stockholders' Equity have been restated to reflect the stock splits.

Nova Energy, Inc.

(Exploration Stage Company)

Statements of Cash Flows

	For the quarter	For the quarter	December 31,
	ended	ended	2002 (Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Operating Activities

Net (Loss)	$(47,233)	$(47,233)	$(1,543,896)
Depreciation	4,246	4,246	69,355
Increase in Accounts Receivable	-	-	-
Increase in Accounts Payable	6,914	-	11,109
Increase in Accrued Expenses	29,465	29,465	551,003
Decrease in Accounts Receivable	-	-	-
Decrease in Accounts Payable	-	(1,224)	-
Decrease in Accrued Expenses	-	-	-
Increase in Shareholder Payable	-	-	-
Decrease in Shareholder Payable	(4,205)	(15,955)	(78,858)

Net Cash (Used) by Operating Activities	(10,813)	(30,701)	(991,287)

Investing Activities

Investment - Working Interest	-	-	-
Capital Expenditures	-	-	(84,924)

Cash Provided by Investing Activities	-	-	(84,924)

Financing Activities

Convertible Notes Payable	-	-	564,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Cash Provided by Financing Activities	-	-	1,079,104

Net Increase in Cash	(10,813)	(30,701)	2,893

Cash, Beginning of Period	13,706	103,003	-

Cash, End of Period	$2,893	$72,302	$2,893

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS OF NOVA ENERGY, INC. (EXPLORATION STAGE COMPANY)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

NOTE 3– SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of September 30, 2009.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $231,584, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $ 1,543,896. Details for the last two years follow:

Year Ended June 30	2009	2008
Deferred Tax Asset	28,389	114,331
Valuation Allowance
Current Taxes Payable	0	0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

2005	$270,898	2025
2006	$82,953	2026
2007	$190,201	2027
2008	$762,654	2028
2009	$189,957	2029
2010	$47,233	2030
Total NOL	$1,543,896

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company’s activities have been primarily supported by loans from the Company’s President and the acquisition of the aforementioned working interest in one of its wells. It has sustained losses in all previous reporting periods with an inception to date loss of $ 1,543,896 as of September 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The company continues to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased our Cooke county interests. The company entered into a Letter of Intent to re-develop a drill bit verified former producing oil field south of Abilene, Taylor County Texas. However, the particular project involved is no longer available and the Letter of Intent is no longer valid. The company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

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

Other than what has been disclosed herein and in the year end financial report for year 2009, filed on July 13, 2009, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

BIOGRAPHIES

Daymon Bodard, President, director and CFO, 556years old, has a university degree in Business Administration and Management. In addition to being the President of Nova Energy, Inc., since 2002, he has been President of a private company, MSI Management Services, Inc., a general business management consulting services company which has provided general consulting services for private companies that are involved in the oil/gas energy sector. He presently owns 1,352,643 shares, which represents 39.5% of the Company’s issued and outstanding common stock.

Work History:

2002 – Current- President Nova Energy, Inc.

1990 - 1994 - National Sales Manager for International Tobacco Company.

1994 – Current- Independent business owner with operations in the natural resources industry.

I.

CAPITAL RESOURCES AND LIQUIDITY

During the quarter ended September 30, 2009, there were no issuances of the Company's common stock.

II.

RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a net loss of ($47,233) for the three-month period ended September 30, 2009, or, ($0.00) per share (basic and diluted) on no revenues compared to a loss of ($48,899) for the first quarter ended September 30, 2008. The loss in the first quarter of 2009 can be contributed to the fact the Company had no revenues yet still had administrative expenses. During the three month period ended September 30, 2009, the Company has used cash in the amount of $32,678 in its operating activities as opposed to $34,434 for the period ending September 30, 2008. The total liabilities and stockholder's deficit for the quarter ended September 30, 2009 was $18,462. The total liabilities and stockholder's deficit for the year ended June 30, 2009 was $33,522. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

During the first quarter ended September 30, 2009, the Company’s common stock was very thinly traded, trading at $.51 a share. One may construe this as a cautionary indication of the Company’s ability to continue as a going concern.

III.

RELATED PARTY TRANSACTIONS

There were no related party transactions during the period ended September 30, 2009.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings involving Nova Energy, Inc., during the period ended September 30, 2009.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER

On September 16, 2009, the Company filed an 8-K because on August 27, 2009, the PCAOB revoked the registration of Moore and Associates Chartered ("Moore"), the company's former auditor. Moore's registration was revoked because of their violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and section 10(b) of the Securities Exchange Act of 1934 and rule 10b-5 thereunder and, non-cooperation with a Board of Investigation.

The Company has yet to receive the Exhibit 16 letter from Moore

The Company has since engaged the services of Ronald R. Chadwick, P.C., Certified Public Accountant, 2851 South Parker Road (Ste) 720, Aurora, Colorado, Phone: (303) 306-967: Fax: (303) 306-1944, at act as the Company’s auditor.

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

99.

On September 16, 2009, the Company filed an 8-K because on August 27, 2009, the PCAOB revoked the registration of Moore and Associates Chartered ("Moore"), the company's auditor. Moore's registration was revoked because of their violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and section 10(b) of the Securities Exchange Act of 1934 and rule 10b-5 thereunder and, non-cooperation with a Board of Investigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 11th day of November 2009.

Nova Energy, Inc.

-----------------------------------

/s/ Daymon Bodard

President,

Director & CFO