Form 10-Q
period 2009-12-31
NOVA ENERGY, INC.
filed 2010-02-16
CIK 1096915

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 of Nova Energy, Inc. (the “Company”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 16, 2010

/s/ Hugh Robinson

Hugh Robinson, Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)