Form 10-Q
period 2010-03-31
NOVA ENERGY, INC.
filed 2010-05-11
CIK 1096915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-27693

NOVA ENERGY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0211769
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

2520 SOUTH THIRD STREET #206, LOUISVILLE, KY 40208

(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

123 W. NYE LANE, STE. 129, CARSON CITY, NV 89706

(FORMER ADDRESS)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (502) 636-2807

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 10, 2010:
Common Stock, $0.001 par value per share	3,672,400 shares

NOVA ENERGY, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA ENERGY, INC.

BALANCE SHEETS

AS OF MARCH 31, 2010 AND JUNE 30, 2009

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,947	$13,706
Total current assets	9,947	13,706

Fixed Assets
Equipment	84,924	84,924
Accumulated depreciation	(77,846)	(65,108)
Total fixed assets	7,078	19,816

TOTAL ASSETS	$17,025	$33,522

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$4,196
Accrued interest	207,408	163,938
Derivative liability	10,924	-
Promissory note payable	402,600	357,600
Convertible note payable, net of discount of $8,433 and $0, respectively	1,567	-
Convertible note payable - related party	489,893	489,847
Total current liabilities	1,112,392	1,015,581

NON-CURRENT LIABILITIES:	-	-

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 52,000,000 shares authorized,
3,672,400 and 3,422,400 issued and outstanding	3,672	3,422
Additional paid-in capital	535,932	511,182
Accumulated deficit	(1,634,971)	(1,496,663)
Total stockholders' deficit	(1,095,367)	(982,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,025	$33,522

The accompanying notes are an integral part of these consolidated financial statements.

NOVA ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					December 31, 2002
					(Inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		through March 31,
	2010	2009	2010	2009	2010

Revenue (Production oil/gas sales)	$-	$-	$-	$-	$276,599
Cost of Revenue (Production expenses)	-	-	-	-	99,383
Gross profit	-	-	-	-	177,216

Operating expenses:
General and administrative expenses	21,922	35,290	71,611	86,944	880,751
Professional fees	27,000	6,571	31,450	15,063	100,034
Consulting fees	-	(6,550)	-	-	54,825
Well re-development expense	-	-	-	-	72,478
Total operating expenses	48,922	35,311	103,061	102,007	1,108,088
Loss from operations	(48,922)	(35,311)	(103,061)	(102,007)	(930,872)

Non-operating income (expense):
Gain (Loss) on sale of assets	10,714	-	10,714	-	(495,875)
Change in fair value of derivative liability	132	-	132	-	132
Interest income	-	-	-	-	1,675
Interest expense	(17,163)	(14,465)	(46,093)	(43,395)	(210,031)
Total non-operating income (expense)	(6,317)	(14,465)	(35,247)	(43,395)	(704,099)

Loss before income tax	(55,239)	(49,776)	(138,308)	(145,402)	(1,634,971)

Income tax	-	-	-	-	-
Net loss	$(55,239)	$(49,776)	$(138,308)	$(145,402)	$(1,634,971)

Weighted average shares outstanding :
Basic	3,436,289	3,422,400	3,426,979	3,422,400
Diluted	3,436,289	3,422,400	3,426,979	3,422,400

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

NOVA ENERGY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2002	8,034	$8	$-	$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-	$(201,575)	$(201,567)

Common shares issued for services	8,966	9	153	-	162

Balance, June 30, 2004	17,000	$17	$153	$(201,575)	$(201,405)

Common shares issued for services	3,010,000	3,010	27,090	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	3,000
Net loss	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$(270,898)	$(237,628)

Net loss	-	-	-	(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$(353,851)	$(320,581)

July 2006 shares issued	50,000	50	374,950	-	375,000
September 2006 shares issued	56,450	57	564,443	-	564,500
Convertible note payable - related party	-	-	(458,100)	-	(458,100)
Adjustment to agree to stock agent	(149)	(1)	1	-	-
January 2007 stock adjustment	-	-	(66)	-	(66)
Net loss	-	-	-	(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$(544,052)	$(29,448)

Stock adjustment	(10,901)	(11)	11	-	-
Net loss	-	-	-	(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$(1,306,706)	$(792,102)

Net loss	-	-	-	(189,957)	(189,957)

Balance, June 30, 2009	3,422,400	$3,422	$511,182	$(1,496,663)	$(982,059)

Shares of common stock issued for professional services	250,000	250	24,750		25,000

Net loss	-	-	-	(138,308)	(138,308)

Balance, March 31, 2010	3,672,400	$3,672	$535,932	$(1,634,971)	$(1,095,367)

The accompanying notes are an integral part of these consolidated financial statements

NOVA ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			December 31, 2002
			(Inception)
	Nine Months Ended March 31,		through March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138,308)	$(145,402)	$(1,634,971)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,738	12,738	77,846
Amortization of debt discount	1,567	-	1,567
Non-cash finance cost	1,056	-	1,056
Change in fair value of derivative liability	(132)	-	(132)
Shares of common stock issued for professional services	25,000	-	25,000
Compensation expense converted to promissory note payable	45,000	-	432,600
Increase / (decrease) in current liabilities:
Accounts payable	(4,196)	2,514	-
Accrued expenses	43,470	88,395	177,409
Shareholder payable	46	(38,710)	(74,608)

Net cash used in operating activities	(13,759)	(80,465)	(994,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-	(84,924)

Net cash used in investing activities	-	-	(84,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	10,000	-	574,500
Proceeds from contributed capital	-	-	480,271
Proceeds from sale of common stock	-	-	34,333

Net cash provided by financing activities	10,000	-	1,089,104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,759)	(80,465)	9,947

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,706	103,004	-

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$9,947	$22,539	$9,947

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS OF NOVA ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE QUARTER ENDED MARCH 31, 2010

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Nova Energy, Inc. was incorporated in Nevada 1995, and is a publicly traded company presently listed on www.otcbb.com, symbol “NVAE”. The Company was focused on the recovery of oil and gas reserves through acquisition and project development, specializing in mature and marginal field enhancement, developmental exploration drilling and low risk exploration opportunities in the Texas and North Dakota regions.

NOTE 2 - BASIS OF PRESENTATION

Basis of Presentation - The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued by the FASB.

The accompanying consolidated unaudited financials statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934 (the “Exchange Act”) and Article 8-03 if Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and nine months ended March 31, 2010 are not indicative of the results that may be expected for the fiscal year ending June 30, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – For certain financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company’s derivative liability is carried at fair value totaling $10,924 and $0, as of March 31, 2010 and June 30, 2009, respectively. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change to fair value of derivative liability.

At March 31, 2010, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value As of March 31,	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
Liabilities	2010	Level 1	Level 2	Level 3
Derivative Liability	10,924	-	10,924	-
	$10,924	$-	$10,924	$-

For the three months ended March 31, 2010 and 2009, the Company recognized a gain of $132 and $0, respectively, for the changes in the valuation of the aforementioned liability. For the nine months ended March 31, 2010 and 2009, the Company recognized a gain of $132 and $0, respectively, for the changes in the valuation of the aforementioned liability.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Net Loss Per Share - Earnings per share is calculated in accordance with the FASB ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At March 31, 2010 and 2009, 3,950,752 and 0 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. There haven’t been any advertising costs since inception.

Revenue Recognition - Revenue is recognized in the period that services are provided. For revenue from oil and gas production, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) Topic 13. SAB Topic 13 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the service provided and the collectability of those amounts. Oil and gas revenue is received on a monthly basis subject to oil production and sales to refinery. Revenue can be affected by weather conditions and/or market deliveries.

Intangible and Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Cash and cash equivalents - Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.

Equipment - The Company records its equipment at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. The Company provides for a five-year useful life for depreciation of its equipment.

Segment Reporting - FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 will not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 will not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU will not have a significant impact on the Company’s financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4 – ACCRUED SALARIES

Salaries are being accrued for Daymon Bodard, the Company’s President, at $60,000 per year through December 31, 2009. In the first quarter 2010, Hugh Robinson and subsequently Philip Verges replaced Daymon Bodard as the Company’s President and Chief Executive Officer. Beginning January 2010, $60,000 per year is being accrued as salary to the Company’s Chief Operating Officer, James Tilton. As of March 31, 2010 and June 30, 2009, accrued salaries amounted to $402,600 and $357,600, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 25, 2010, the Company issued an 8% Convertible Debenture in the amount of $10,000. At the written request of the holder to the Company, the holder can convert the principal plus accrued interest into shares of the Company’s common stock, par value $0.001 per share, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. All unpaid principal, together with the accrued but unpaid interest, shall be due and payable on (i) September 30, 2010, or (ii) the occurrence of an event of default.

The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended March 31, 2010 was valued using the Black-Scholes model, resulting in an initial fair value of $11,056. The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years.

As of March 31, 2010 the convertible promissory notes were convertible at the option of the holders into a total of 91,587 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $10,924 at March 31, 2010. The decrease in the fair value of this liability was $132 during the three months ended March 31, 2010, which was recorded through the results of operations as a change to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 0.24%, and (4) expected life of 0.50 years.

Interest expense from amortization of debt discounts for the three months ended March 31, 2010 was $1,567. Interest expense and accrued interest on this convertible note was $75 for the three months ended and as of March 31, 2010, respectively.

NOTE 6 – STATEMENT OF STOCKHOLDERS’ EQUITY

Common Stock

Since December 31, 2002 the Company has received on-going capital contributions as necessary from its founder.

On May 13, 2005, the Company issued 3,010,000 post-split shares of its $0.001 par value restricted common stock in return for services to the founders of the Company.

On July 1, 2006, pursuant to a convertible promissory note, the Company issued 50,000 shares of its common stock. In July 2006, the Company received $375,000 in a private transaction in return for a working interest in the oil well known as the Inglish 1H.

On August 31, 2006, pursuant to a convertible promissory note, the Company issued 56,450 shares of its common stock. On September 1, 2006, Daymon Bodard, the Company’s President, loaned the Company $564,500.

On April 22, 2008 the company effected a 1 for 10 reverse stock split. Stockholders’ Deficit has been restated since inception to reflect the stock split. On May 12, 2005, there was also a 300 to 1 Stock Split.

On March 26, 2010, the Company issued 250,000 shares of its common stock in payment for legal services received during the quarter. The Company recognized professional fees in the amount of $25,000 during the three months ended March 31, 2010 related to these services.

NOTE 7 - RELATED PARTY TRANSACTIONS

As a result of financial assistance provided to the Company by Daymon Bodard, the Company’s President, the Company executed a convertible promissory note in the amount of $564,500 on August 26, 2006. The note is convertible at market, but no less than $0.01 per share, is unsecured and interest accrues annually at the statutory interest rate for the state of Nevada. There is no penalty for prepayments. The Note contains no stated maturity. Accrued interest on the promissory note amounted to $207,333 and $163,938 at March 31, 2010 and June 30, 2009, respectively. Interest expense on this promissory note was $14,465 and $14,465 for the three months ended March 31, 2010 and 2009, respectively. Interest expense for the nine months ended March 31, 2010 and 2009 was $43,395 and $43,395, respectively.

NOTE 8 – LOSS PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net Loss	(55,239)	(49,776)
Less: Preferred Stock Dividend	-	-
Net Loss applicable to common shareholders	(55,239)	(49,776)
Denominator:
Weighted Average Common Shares and denominator for basic and diluted calculation	3,436,289	3,422,400
Net Loss per share applicable to common shareholders - basic & diluted	(0.02)	(0.01)

	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net Loss	(138,308)	(145,402)
Less: Preferred Stock Dividend	-	-
Net Loss applicable to common shareholders	(138,308)	(145,402)
Denominator:
Weighted Average Common Shares and denominator for basic and diluted calculation	3,426,979	3,422,400
Net Loss per share applicable to common shareholders - basic & diluted	(0.04)	(0.04)

NOTE 9 - INCOME TAXES

The Company adopted the provisions of FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Due to the fact that the Company has substantial net operating loss carryforwards, adoption of FASB ASC 740 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2010 and June 30, 2009. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three and nine months ended March 31, 2010 or 2009. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective January 28, 2010, Daymon Bodard resigned as the Company’s President, Chief Executive Officer, Secretary and Treasurer, and agreed to resign as the Company’s director (at which time Mr. Bodard was replaced on the board by Hugh Robinson). In addition, effective January 28, 2010, Hugh Robinson was elected the Company’s President, Chief Executive Officer, Secretary and Treasurer, and James Tilton was elected the Company’s Chief Operating Officer.

On February 28, 2010, James Tilton was elected to the board of directors.

On March 8, 2010, Philip M. Verges was appointed the interim president, chief executive officer, secretary and treasurer of the Company. Mr. Verges, 44, was chief executive officer of NewMarket Technology, Inc. (“NewMarket”) from June 2002 to February 2010 and has been chairman of NewMarket since June 2002. Mr. Verges previously managed VergeTech, Inc. (“VTI”), a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas, from its inception in 1997, until it was acquired by NewMarket in June 2002. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices. Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded VTI in 1997.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements.

Convertible Note, Warrant Purchase and Mortgage Agreement

On April 5, 2010, the Company entered into a Note and Warrant Purchase Agreement pursuant to which the Company issued and sold to Tonaquint, Inc., a Utah corporation (“Tonaquint”), a secured convertible note (the “convertible note”) in the aggregate principal amount of $1,226,500 and a warrant to purchase up to 200,000 shares of common stock of the Company. The convertible note is due on April 4, 2012 and interest on the outstanding principal balance of the convertible note is 6% per annum and interest is due payable in full by April 4, 2012. The convertible note is secured by certain mortgage notes issued by Tonaquint to the Company described in the next paragraph. Tonaquint has the right to convert the note to shares of common stock in tranches in certain specified amounts, which conversions are conditioned upon payment in full of the amounts owed under the mortgage notes. The warrant has an exercise price of $1.00 per share, subject to adjustment as provided in the warrant and terminates on April 4, 2012. If at any time one year from the date of issuance the shares issuable upon exercise of the warrants are not registered pursuant to an effective registration statement the holder may make a “cashless” exercise of the warrants.

In addition, Tonaquint issued to the Company 5 mortgage notes each in the principal amount of $200,000 for an aggregate principal amount of $1,000,000. The mortgage notes each bear interest at a rate of 5% per annum and are secured by certain real estate located in Cook County, Illinois.

Mortgage Note #1 is in the principal amount of $200,000 and has an interest rate of 5% per annum. Said note is due payable (i) June 5, 2012, or (ii) so long as the conversion shares (as defined in the company note) are then freely saleable under Rule 144 promulgated under the Securities Act of 1933, as amended, the later of (A) the date on which the aggregate principal and interest owed by the lender under the company note is equal to or less than $800,000, or (B) November 5, 2010.

Mortgage Note #2 is in the principal amount of $200,000 and has an interest rate of 5% per annum. Said note is due payable (i) June 5, 2012, or (ii) so long as the conversion shares (as defined in the company note) are then freely saleable under Rule 144 promulgated under the Securities Act of 1933, as amended, the later of (A) the date on which the aggregate principal and interest owed by the lender under the company note is equal to or less than $600,000, or (B) December 5, 2010.

Mortgage Note #3 is in the principal amount of $200,000 and has an interest rate of 5% per annum. Said note is due payable (i) June 5, 2012, or (ii) so long as the conversion shares (as defined in the company note) are then freely saleable under Rule 144 promulgated under the Securities Act of 1933, as amended, the later of (A) the date on which the aggregate principal and interest owed by the lender under the company note is equal to or less than $400,000, or (B) January 5, 2010.

Mortgage Note #4 is in the principal amount of $200,000 and has an interest rate of 5% per annum. Said note is due payable (i) June 5, 2012, or (ii) so long as the conversion shares (as defined in the company note) are then freely saleable under Rule 144 promulgated under the Securities Act of 1933, as amended, the later of (A) the date on which the aggregate principal and interest owed by the Lender under the company note is equal to or less than $200,000, or (B) February 5, 2010.

Mortgage Note #5 is in the principal amount of $200,000 and has an interest rate of 5% per annum. Said note is due payable (i) June 5, 2012, or (ii) so long as the conversion shares (as defined in the company note) are then freely saleable under Rule 144 promulgated under the Securities Act of 1933, as amended, the later of (A) the date on which the aggregate principal and interest owed by the lender under the company note is equal to or less than $0, or (B) March 5, 2010.

Equipment Purchase

On April 26, 2010, Nova Energy, Inc. (the “Company”) entered into an Asset Purchase Agreement with NRH, LLC and Norris Harris pursuant to which the Company purchased oil drilling equipment. The purchase price for said equipment is a total of $700,000 which was paid for in the form of a promissory note issued by the Company to NRH, LLC in the aggregate principal amount of $700,000. The Note is due on April 26, 2013 and interest on the outstanding principal balance of the Note is 5% per annum and interest is due payable in full by April 26, 2013. The principal amount of the Note shall be subject to adjustment and shall be equal to 50% of the valuation of the Assets as determined by an appraiser mutually selected by the parties to this purchase agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our products and our future economic performance. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company previously had a working operating interest in oil and gas wells in Central Texas that essentially stopped producing oil and gas. On December 9, 2009, Daymon Bodard, the then sole director and officer of the Company, entered into an agreement to transfer control of the Company. On January 25, 2010, the agreement became effective.

The Company's newly updated and expanded business plan is centered around a number of diverse opportunities in East Africa, initially centered in Kenya. Management has been working for two years to prepare for operations in East Africa. Letters of Intent have been signed, meetings with local government in Nairobi have taken place and investors to finance the first project opportunities have been identified. Further, on April 26, 2010, we purchased oil drilling equipment in Texas from Norris Harris for purposes of engaging in oil and gas exploration.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition - Revenue is recognized in the period that services are provided. For revenue from oil and gas production, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) Topic 13. SAB Topic 13 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the service provided and the collectability of those amounts. Oil and gas revenue is received on a monthly basis subject to oil production and sales to refinery. Revenue can be affected by weather conditions and/or market deliveries.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU will not have a significant impact on our financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU did not have a material impact on our financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The Company’s ability to continue as a going concern is dependent upon raising additional capital to fund operations until profitability can be achieved. Management is currently contemplating several financing sources to fund potential acquisitions. While there is no assurance the financings will be obtained, the Company does expect the financings to result in significant dilution in ownership of the Company’s common stock.

As stated in the “Overview” section herein, the Company's newly updated and expanded business plan is centered around a number of diverse opportunities in East Africa, initially centered in Kenya. Management has been working for two years to prepare for operations in East Africa. Letters of Intent have been signed, meetings with local government in Nairobi have taken place and investors to finance the first project opportunities have been identified. These acquisition opportunities will provide the Company with the funds necessary to sustain its operations over the next 12 months. Although there are no assurances, the Company is confident that the acquisitions and financings will be completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements included in this report have been amended and prepared in accordance with U.S. GAAP and reflect management’s judgments and estimates on the effect of the reported events and transactions.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2010, the Company issued 250,000 shares of common stock to Sichenzia Ross Friedman Ference LLP, for legal services. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Description

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*

Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVA ENERGY, INC.

	By:	/s/ James Tilton
James Tilton
Chief Operating Officer (Principal Financial Officer)
Dated: May 11, 2010