Form 10-K
period 2010-06-30
SAVANNA EAST AFRICA, INC.
filed 2010-10-25
CIK 1096915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010.

     .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-27693

SAVANNA EAST AFRICA, INC.

(f/k/a NOVA ENERGY, INC.)

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	98-0211769 (I.R.S. Employer Identification No.)

2520 South Third Street #206, Louisville, KY (Address of Principal Executive Offices)	40208 (Zip Code)

(502) 636-2807

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of December 31, 2009, was approximately$120,669.

The registrant had 3,529,971 shares of common stock outstanding as of September 13, 2010.

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

AVAILABLE INFORMATION

Savanna East Africa, Inc. (f/k/a Nova Energy, Inc.) files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Savanna" and the "Company" mean Savanna East Africa, Inc. and our wholly owned subsidiary, Nova Oil and Gas, Inc., unless otherwise indicated; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Business Development

Savanna East Africa, Inc. (“Savanna” or “We”), formerly known as Nova Energy, Inc., MexTrans Seafood Consulting, Inc., and PCSupport.com, Inc. (PCSP), was incorporated under the laws of the State of Nevada on April 7, 1999, for the purpose of engaging in the development and provision of notebook computer support services to end users through the Internet.

On October 19, 1999, PCSupport.com, Inc. filed a 10SB12g to register its common stock under the Exchange Act. On May 24, 2000, PCSupport.com, Inc. filed an SB-2 registering 7,291,331 shares of common stock.

Following the registration of its common stock under the Exchange Act, PCSupport.com, Inc.’s common stock had been quoted on the Over-the-Counter Bulletin Board, or OTCBB. On or about November 14, 2002, PCSupport.com, Inc.’s common stock was removed from quotation on the OTCBB for not filing timely reports under the Exchange Act.

Present management was not involved in the notebook computer support services aspect of the business. In December 2002, PCSupport.com, Inc. management decided that they would be unable to implement their business plan, so they resigned their respective positions as officers and directors, and simultaneously appointed Daymon Bodard, President, Secretary and sole director. It was Mr. Bodard’s objective to restructure the company and attempt to rebuild shareholder value. Having developed familiarity in the oil and gas industry, Mr. Bodard hoped to capitalize in what he perceived to be an expanding segment of the industry.

From the time Mr. Bodard was appointed our President, he began to formulate a plan to restructure the Company to change its focus on becoming an oil and gas oil company, and we changed our name from PCSupport.com, Inc, to Nova Energy, Inc. on May 30, 2005. In addition, management spent significant time and expenditures to maintain the quotation of our common stock on the Pink Sheets. On October 12, 2005, we posted an unaudited annual financial statement on the Pink Sheets web site (now at www.pinksheets.com) for the year ended June 30, 2004. We We have continued to post timely quarterly and annual filings on the Pink Sheets website. On October 17, 2007,we began to post audited financial reports on the Pink Sheets website. After the evaluation of numerous oil and gas projects and investments, the company invested in a lease property in North Dakota as well as two development wells in the Barnett-Shale area of North East Texas. On May 12, 2005, we effected a 1-for-300 reverse stock split of our common stock.

On April 26, 2006, we filed a Form 15.The Form 15 filing did not terminate our obligation to file reports already delinquent and reports that were required to be filed ninety days following the filing of this Form 15.

When the company was known as PCSupport.com, Inc., the company’s officers and directors failed to file quarterly reports from the quarter ended March 31, 2002 and last filed an annual report on October 15, 2001 for the year ended June 30, 2001. Pursuant to the Securities Exchange Act of 1934, there was an obligation to file both quarterly and annual reports beginning with second quarter ended 2002 through third quarter 2008. We did not file timely reports initially because it attempted to retrieve pertinent information from PCSupport’s management regarding their business activities and financial transactions. The Company was negligent in not filing its quarterly and annual reports up until April 26, 2006, when we filed the Form 15, which management incorrectly assumed negated our filing obligations.

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

On January 25, 2010, Daymon Bodard, the then sole director and officer of the Company, effected a transfer of control of the Company. Isthmus Horizions, Inc. acquired the majority of the outstanding common stock of the Company. Mr. Bodard resigned as the Company’s sole officer and director, and new management was appointed,.

In connection with the change in control effected in January 2010, the Company will seek to implement a newly updated and expanded business plan  centered around a number of diverse opportunities in East Africa, initially centered in Kenya. Non-binding letters of intent have been signed, meetings with local government in Nairobi have taken place and investors to finance the first project opportunities have been identified. There is no assurance any definitive agreements will be reached.

In connection with the Company’s new business plan, on June 11, 2010, the Company amended its certificate of incorporation to (i) change its name to Savanna East Africa, Inc., (ii) increase its authorized shares of common stock from 52,000,000 to 2,000,000,000 and (iii) authorize the issuance of up to 10,000,000 shares blank check preferred stock.

In addition, although, as noted above, the Company’s prior oil and gas projects and investments were discontinued, the Company will continue to engage in oil and gas exploration. On April 26, 2010, the Company purchased oil drilling equipment in Texas from Norris Harris for purposes of continuing to engage in such oil and gas exploration. In May 2010, the Company formed a wholly-owned subsidiary, Nova Oil and Gas, Inc., a Nevada corporation, which the Company anticipates will conduct its oil and gas exploration.

Current Business Operation

We are pursuing several business lines in the growing economies of East Africa, initially in Kenya. We are developing opportunities in the region including initiatives in technology and systems integration services, utility support services, affordable housing and health products manufacturing. Such operations have not yet commenced, and there is no assurance definitive agreements which will allow us to commence such operations will be reached.

Our initial focus is in Kenya, with plans to expand in the region. Kenya already has a fiber-optic cable infrastructure in place, and three submarine cables which have gone on-line in the past year, including the East Africa Submarine System (EASSy). Prior to this, the country mainly depended on costly satellite communications.

The increase in connectivity to the region is expected to increase communication stability while decreasing costs and pave the way for further economic growth in the region. As the region's technology and communication infrastructure grows, the Company plans to position itself to provide the high-quality, affordable technology products and services needed and to tap into other high-growth industries such as health product manufacturing and housing development.

Additionally, although the oil and gas development projects begun under Mr. Dodard have been discontinued, the Company is continuing to grow its pre-existing oil and gas reclamation business in conjunction with its expanded and updated business plan pursuing several business lines in the growing economies of East Africa. Accordingly, we will continue to seek known, proven, developed reserves of oil and natural gas that present long term, fundamentally sound economic opportunities for the Company and our shareholders.

Though fluctuations in oil and natural gas prices are common, the industry has a history of fundamental strength and viability. We hope to position the Company for expanded growth. The Company’s business plan includes investing in highly verified fields that have been validated by the drill bit. The objectives of the Company’s business plan are to associate with existing proven, profitable private operators that have drill bit validated projects in the continental USA. Improvements in technology such as acid fracs, horizontal and directional well drilling, 3D seismic test, radiometric technology, are just some of the new tools, which are currently in use in the oil and gas industry. The obvious risk in the oil and gas business is to spend money and not finding any oil or gas. We believe that by using the above formula and applying the appropriate technologies on existing proven oil/gas fields is the most effective approach for potential success.

Plan of Operations

Our strategic objectives are to:

- Pursue several business lines in the growing economies of East Africa; initially in Kenya, including initiatives in technology and systems integration services, utlility support services, affordable housing and health products manufacturing;

- Research and identify known, proven, developed reserves that present low risk opportunities;

- Continue to review opportunities with potential joint venture partners with proven track records in the oil and gas sector; and

We expect to continue to develop our business plan by locating, researching and investing in quality drilling targets. We believe that in-depth research of lease ownership, on-site visits as well as historical analysis of potential drilling targets are paramount. Combining new technology that is now available and being successfully used in the recovery of new deposits by other oil and gas companies, is traditionally associated with the development of new or existing oil and gas reserves.

Our focus is on generating only highly verified fields that were formerly validated by the drill bit, with primary focus on oil reserves, and to apply the vast amount of new technology that has become available in the past few years in combination with industry standard testing methods to assist in our exploration and development of existing oil fields.

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

Employees

We currently have no full-time or part-time employees with the exception of our two executive officers.

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

Our business plan calls for significant expenses in connection with pursuing business lines in East Africa, and the exploration of oil and gas opportunities. We will require additional financing to sustain our business operations. We do not currently have any arrangements for financing and may not be able to find such financing if required. We anticipate that any additional financing requirements will be satisfied through the sale of our equity or debt securities. There is no assurance additional financing will be available to us on acceptable terms, or at all.

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

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

•

the effect of the acquisition on our financial and strategic position and reputation;

•

the failure of an acquired business to further our strategies;

•

the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

•

the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies’ sites;

•

the assumption of liabilities of the acquired business, including litigation-related liability;

•

the potential impairment of acquired assets;

•

the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;

•

the diversion of our management’s attention from other business concerns;

•

the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;

•

the potential loss of key employees of the acquired company; and

•

the potential incompatibility of business cultures.

These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our common stock or other rights to purchase our common stock in connection with any future acquisition, existing shareholders may experience dilution. Additionally, regardless of the form of consideration issued, acquisitions could negatively impact our net income and our earnings per share.

In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues to date and we have never been profitable. We may not be able to effectively execute our business plan or manage any growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas, price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, including one in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve revenues or profitability.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended June 30, 2010 and 2009 and for the period from inception to June 30, 2010 have been prepared assuming that we will continue as a going concern. Since inception to June 30, 2010, we have incurred an accumulated net loss of $3,429,777 and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors.

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

Environmental regulation may increase the costs of production from any properties we acquire an interest it, which would affect our ability to earn a profit.

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

Fluctuation and volatility of oil and gas prices may affect the commercial feasibility of any mineral properties we acquire an interest in and our ability to raise future financing on acceptable terms.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our revenues, profitability and future growth, if any, and the value of any oil and gas properties we acquire an interest in will be substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States and the world in general, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the value of our properties, borrowing capacity, revenues, profitability and cash flows from operations.

Oil and gas prices and fluctuated greatly in recent years. Oil and gas prices could be significantly impacted if/or when the Kyoto Protocol is enacted. The Kyoto Protocol requires Western countries, including the United States, to reduce the emission of hydrocarbons to below existing levels, increase the efficiency of the use of oil and its byproducts and reduce consumption. In the long term, we expect oil prices to increase with inflation, as well as with economic recovery in Asia and other parts of the world.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Local, national and international economic conditions are beyond our control and may have a substantial adverse affect on our efforts. We cannot guard against the effects of these potential adverse conditions. Further, the Obama administration came into office on  a platform that included promoting energy sources alternative to oil and gas, which we believe makes the future of oil and gas as an integral part of the U.S. economy more uncertain than ever.

We may not be able to obtain required permits and licenses.

The operations of the Company may require licenses and permits from various governmental authorities, which we may be unable to obtain.

We have uninsurable risks related to our operations.

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

Risks Related to our Common Stock

Our common stock is quoted on the Pink Sheets, which may limit the liquidity and price of our common stock.

Our securities are currently quoted on the Pink Sheets, an inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market or other national securities exchange. Quotation of our securities on the Pink Sheets may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or other national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as a Pink Sheets quoted company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the Pink Sheets. These factors may have an adverse impact on the trading and price of our Common Stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.

Our common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for you to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for your Common Stock and could limit your ability to sell your securities in the secondary market.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

An entity controlled by our chief executive officer owns the majority of the voting power of our shareholders.

Isthmus Horizons, Inc., a corporation controlled by our chief executive officer, owns 56.7% of our issued and outstanding common stock. As a result, Isthmus Horizons, Inc.., will have the ability to control all matters submitted to shareholders, and its interests may differ from those of other shareholders.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future.

Our authorized but unissued shares of common stock may be used to prevent a change in control of the Company.

As of the date of the filing of this annual report, we have 2,000,000,000 authorized shares of common stock, of which 3,529,971 shares of common stock are issued and outstanding. Our board of directors could use authorized but unissued shares of common stock to oppose a hostile takeover attempt or to delay or prevent changes in control or management of the Company, even if the holders of common stock are in favor of that change of control.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2520 South Third Street #206, Louisville, KY, 40208. The Company shares this space with NuMobile, Inc. and Sea-Tiger, Inc. The Company’s chief operating officer and director also serves as NuMobile, Inc.’s and Sea-Tiger, Inc.’s sole officer and director. The Company pays monthly rent of $500, under a month-to-month arrangement. The aggregate rent for the space, under a month-to-month lease, is $1500 (of which the Company pays $500, as noted above). The Company is not party to any written agreement with respect to this arrangement.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, and our property is not subject to, any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are quoted on the Pink Sheets  under the symbol "NVAE".

The following table shows the high and low bid prices of the Company’s common stock by quarter during the periods indicated. Our common stock did not trade during prior periods of the last two fiscal years. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

2010	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009
High	$0.24	$0.70	$0.06
Low	$0.04	$0.06	$0.06

Holders

As of September 14, 2010, we had approximately 246 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

As of the date of this filing, the Company has not adopted an equity compensation plan or individual compensation arrangement under which the Company’s common stock is authorized for issuance.

Recent Sales of Unregistered Securities

During the year ended June 30, 2010, the Company issued 100,000 shares of common stock to Senita Investments upon conversion of $5,000 of a note. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan of Programs
April 2010	955,184	$0.52 (1)	0	0
May 2010	0	0	0	0
June 2010	0	0	0	0

(1) On April 2, 2010, the Company repurchased 955,184 shares of its common stock from various investors in exchange for convertible notes payable in the aggregate principal amount of $500,000.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this annual report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would” “could,” “should,” “expects,” ”projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements, except as required under applicable securities laws.

The Company's newly updated and expanded business plan is centered around a number of diverse opportunities in East Africa, initially centered in Kenya. Management has been working for two years to prepare for operations in East Africa. Non-binding letters of intent have been signed, meetings with local government in Nairobi have taken place and investors to finance the first project opportunities have been identified. Such operations have not yet commenced and there is no assurance definitive agreements allowing such operations to commence will be reached. In addition, the Company intends to continue oil and gas exploration. On April 26, 2010, the Company purchased oil drilling equipment in Texas from Norris Harris for purposes of engaging in oil and gas exploration.

Results of Operations For Fiscal Years Ended June 30, 2010 and June 30, 2009

Revenue. During the years ended June 30, 2010 and 2009, we did not generate revenue. We are still in development stage.

Cost of Revenue. We incurred no production expenses for the years ended June 30, 2010 and 2009. Production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Operating Expenses. Our general and administrative expenses for the year ended June 30, 2010 were $242,335 as opposed to $134,675 for the year 2009. The increase in fiscal year 2010 is attributable to increased officer compensation expense, and bad debt expense related to our reserve against the advance receivable to Savanna East Africa, Ltd. Professional fees were $86,020 in 2010 and $17,238 in fiscal year 2009, which represents a $68,782, or 399% increase. The Company incurred increased legal fees in 2010 in connection with hiring a law firm to assist in preparing the Company’s required periodic SEC filings.

Non-Operating expenses.  Our non-operating expenses were $1,574,943 for the year ended June 30, 2010 compared to $57,860 for the year ended June 30, 2009. During the year ended June 30, 2010, we recognized interest and finance costs of $4,805,850 compared to $57,860 for 2009.  The increase is primarily due to the fair value of the beneficial conversion features and warrants associated with the additional debt that was issued.  We had a gain on the change in fair value of derivative liability of $3,220,177 for the year ended June 30, 2010 compared to $0 for the year ended June 30, 2009.  The change is due to the reduction in the share price from the date the derivative liabilities were first recognized.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our activities have been primarily supported by loans from various parties and the acquisition of working interest in one of its wells. We have experienced sustained losses in all previous reporting periods, with an inception to date loss of $3,429,777 as of June 30, 2010. We continue to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased its Cooke County, Illinois interests. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. To that end, we continue to have ongoing meetings with venture capital firms and private equity investors. We expect to continue to incur substantial losses to explore the concession, and do not expect to attain profitability in the near future.

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

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

			December
			31, 2002
			(Inception)
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Net cash used in operating activities	$(72,776)	$(89,297)	$(1,053,250)
Net cash used in investing activities	(205,000)	-	(289,924)
Net cash provided by financing activities	410,000	-	1,489,104
Net decrease in cash and cash equivalents	132,224	(89,297)	145,930
Cash and cash equivalents at the end of the period	$145,930	$13,706	$145,930

Cash used in operating activities changed from $89,297 in fiscal year 2009 to $72,776 in fiscal year 2010. The change is primarily attributable to increases in our operating expenses during the year ended June 30, 2010.

Cash used in investing activities was $205,000 in fiscal year 2010, compared with $0 in fiscal year 2009. Cash of $105,000 was paid in fiscal year 2010 towards purchases of acquiring Savanna Kenya and conducting our planned east African operations through Savanna Kenya.  On April 26, 2010, we also purchased oil drilling equipment in Texas from Norris Harris for purposes of engaging in oil and gas exploration. The purchase price was $397,500, of which we have paid $100,000 through June 30, 2010.

Cash generated by financing activities was $410,000 in the year ended June 30, 2010 compared to $0 in the year ended June 30, 2009. During 2010, the Company received $310,000 from the issuance of notes payable. Additionally, the Company received $100,000 for which a note payable is currently being structured.

Contractual Obligations

At June 30, 2010, we had no contractual obligations.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

Intangible and Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2010, we had not experienced impairment losses on our long-lived assets. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Fair Value of Financial Instruments - For certain financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

Revenue Recognition - Revenue is recognized in the period that services are provided. For revenue from oil and gas production, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) Topic 13. SAB Topic 13 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the service provided and the collectability of those amounts. Oil and gas revenue is received on a monthly basis subject to oil production and sales to refineries. Revenue can be affected by weather conditions and/or market deliveries.

Recent Accounting Pronouncements

In September 2008, the FASB issued new accounting guidance regarding credit derivatives and certain guarantees. This guidance, found under ASC 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to our financial statements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under ASC 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance as of the beginning of fiscal 2009. We will apply the requirements of this guidance prospectively to any future acquisitions.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to our financial statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on its financial statements.

In January 2010, the FASB issued ASU No. 2010-03 regarding oil and gas reserve estimation and disclosures. This ASU mandates several new disclosures of information related to oil and gas reserves. The objective of the amendments included in this update is to align the oil and gas reserve estimation and disclosure requirements of ASC No. 932 “Extractive Activities – Oil and Gas” with the requirements of the Securities and Exchange Commission (“SEC”). Under the new ASU, entities must also consider their equity method investments when considering whether they have significant oil and gas producing activities. This ASU is effective for fiscal years ending on or after December 31, 2009. The adoption of this ASU is not anticipated to have a significant impact on our financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our financial statements.

ITEM 7A.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Savanna East Africa, Inc.

Louisville, Kentucky

I have audited the accompanying balance sheets of Savanna East Africa, Inc. (formerly Nova Energy, Inc.) (a development stage company) as of June 30, 2010 and 2009, and the related  statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from December 31, 2002 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements for the period from December 31, 2002 (inception) through June 30, 2008 were audited by other auditors, whose report expressed a going concern on those statements. The financial statements for the period from December 31, 2002 (inception) through June 30, 2008 included a net loss of $1,306,706. My opinion on the statements of operations, stockholders’ equity and cash flows for the period from December 31, 2002 (inception) through June 30, 2008, insofar as it relates to amounts for prior periods through June 38, 2008, is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savanna East Africa, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from December 31, 2002 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, management determined in the current year that certain fixed assets in 2009 should have been written off. Accordingly, the 2009 financial statements have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

       /s/ Ronald R. Chadwick

October 19, 2010

      RONALD R. CHADWICK, P.C.

SAVANNA EAST AFRICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

		June 30,
	June 30,	2009
	2010	(As Restated)

ASSETS
Current assets:
Cash	$145,930	$13,706
Due from shareholder	-	74,653
Total Current Assets	145,930	88,359

Equipment	397,500	-

Total Assets	$543,430	$88,359

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$-	$4,196
Accrued interest	32,286	163,938
Accrued salaries	30,000	-
Advance payable - related party	100,000	-
Due to related parties	1,500	-
Derivative liabilities	1,894,453	-
Promissory note payable, current	200,000	-
Promissory note payable, related party, current	175,000	-
Convertible notes payable, current, net of discounts of $377,695 and $0	122,305	-
Convertible notes - related parties net of discounts of $26,821 and $0	1,049,038	922,100
Total Current Liabilities	3,604,582	1,090,234

Long Term Liabilities
Promissory note payable, non-current	122,500	-
Convertible notes payable, non-current, net of discounts of $111,445 and $0	115,055	-
Total Long Term Liabilities	237,555	-

Total Liabilities	3,842,137	1,090,234

Stockholders' Deficit
Preferred stock, authorized 10,000,000, par value $0.001,
0 issued and outstanding	-	-
Common stock, authorized 2,000,000,000 shares, par value $0.001,
3,772,400 and 3,422,400 issued and 2,817,216 and
3,422,400 outstanding, respectively	3,772	3,422
Paid-in capital	627,298	511,182
Treasury stock at cost (955,184 shares)	(500,000)	-
Accumulated deficit during development stage	(3,429,777)	(1,516,479)
Total Stockholders' Deficit	(3,298,707)	(1,001,875)

Total Liabilities and Stockholders' Deficit	$543,430	$88,359

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

				December
				31, 2002
		Year Ended		(Inception)
	Year Ended	June 30,		through
	June 30,	2009		June 30,
	2010	(As Restated)		2010

Revenue	$-	$-		$276,599
Cost of Revenue	-	-		99,383
Gross profit	-	-		177,216

Operating expenses:
General and administrative	242,335	134,675		1,071,291
Professional fees	86,020	17,238		154,604
Consulting fees	10,000	-		64,825
Well re-development expense	-	-		72,478
Total operating expenses	338,355	151,913		1,363,198
Loss from Operations	(338,355)	(151,913)		(1,185,982)

Other Income (Expense):
Gain (loss) on sale of assets	10,714	-		(495,875)
Change in fair value of derivative liability	3,220,177	-		3,220,177
Interest income	16	-		1,691
Interest and finance costs	(4,805,850)	(57,860)		(4,969,788)
Total non-operating expenses	(1,574,943)	(57,860)		(2,243,795)

Loss before income tax	(1,913,298)	(209,773)		(3,429,777)

Provision for income taxes	-	-		-

Net loss	$(1,913,298)	$(209,773)		$(3,429,777)

Basic and Diluted				-
Loss per share	$(0.59)	$(0.06)	$

Weighted Average
Number of shares	3,268,248	3,422,400

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit during Development stage	Total Stockholders' Deficit
	Common stock
	Shares	Amount
Balance, December 31, 2002	8,034	$8	$-	$-	$(201,575)	$(201,567)

Balance, June 30, 2003	8,034	$8	$-	$-	$(201,575)	$(201,567)

Shares of common stock issued for services	8,966	9	153	-	-	162

Balance, June 30, 2004	17,000	$17	$153	$-	$(201,575)	$(201,405)

Shares of common stock issued for services	3,010,000	3,010	27,090	-	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	-	3,000
Net loss	-	-	-	-	(69,323)	(69,323)

Balance, June 30, 2005	3,327,000	$3,327	$29,943	$-	$(270,898)	$(237,628)

Net loss	-	-	-	-	(82,953)	(82,953)

Balance, June 30, 2006	3,327,000	$3,327	$29,943	$-	$(353,851)	$(320,581)

July 2006 shares issued	50,000	50	374,950	-	-	375,000
September 2006 shares issued	56,450	57	564,443	-	-	564,500
Convertible note payable - related party	-	-	(458,100)	-	-	(458,100)
Adjustment to agree to stock agent	(149)	(1)	1	-	-	-
January 2007 stock adjustment	-	-	(66)	-	-	(66)
Net loss	-	-	-	-	(190,201)	(190,201)

Balance, June 30, 2007	3,433,301	$3,433	$511,171	$-	$(544,052)	$(29,448)

Stock adjustment	(10,901)	(11)	11	-	-	-
Net loss	-	-	-	-	(762,654)	(762,654)

Balance, June 30, 2008	3,422,400	$3,422	$511,182	$-	$(1,306,706)	$(792,102)

Net loss - As Restated	-	-	-	-	(209,773)	(209,773)

Balance, June 30, 2009	3,422,400	$3,422	$511,182	$-	$(1,516,479)	$(1,001,875)

Shares of common stock issued for services	250,000	250	62,250	-	-	62,500
Conversion of debt	100,000	100	4,900	-	-	5,000
Fulfillment of derivative liability	-	-	5,000	-	-	5,000
Stock repurchase at cost	(955,184)	-	-	(500,000)	-	(500,000)
Contributed capital through debt assignment	-	-	43,966	-	-	43,966
Net loss	-	-	-	-	(1,913,298)	(1,913,298)

Balance, June 30, 2010	2,817,216	$3,772	$627,298	$(500,000)	$(3,429,777)	$(3,298,707)

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC.
(A DEVELOPMENT STATE COMPANY)
STATEMENTS OF CASH FLOWS
		For the
	For the	Year ended	December 31,
	Year ended	June 30,	2002 (Inception)
	June 30,	2009	to June 30,
	2010	(As Restated)	2010
Operating Activities:

Net Loss	$(1,913,298)	$(209,773)	$(3,466,577)
Adjustments to reconcile net loss to net cash
used in operating activities
Bad debt expense	105,000	-	105,000
Amortization of debt discounts	1,191,398	-	1,191,398
Non-cash finance cost	3,538,771	-	3,542,967
Change in fair value of derivative liability	(3,220,177)	-	(2,698,639)
Shares of common stock issued for professional services	62,500	-	62,500
Write off of fixed assets	-	36,801	36,801
Increase / (decrease) in current liabilities:
Accounts payable	(4,195)	2,647	(4,195)
Accrued expenses	165,681	117,860	165,681
Shareholder payable	44	-	(74,610)
Due to related party	1,500	(36,832)	1,500

Net Cash used in Operating Activities	(72,776)	(89,297)	(1,138,174)

Investing Activities:

Cash advanced towards investment	(105,000)	-	(105,000)
Capital expenditures	(100,000)	-	(100,000)

Net Cash used in Investing Activities	(205,000)	-	(205,000)

Financing activities:

Proceeds from advance	100,000	-	100,000
Proceeds from notes payable	310,000	-	874,500
Proceeds from Contributed Capital	-	-	480,271
Proceeds from Sale of Common Stock	-	-	34,333

Net Cash provided by Financing Activities	410,000	-	1,489,104

Net Increase (Decrease) in Cash	132,224	(89,297)	145,930

Cash -- Beginning of Period	13,706	103,003	-

Cash -- End of Period	$145,930	$13,706	$145,930

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities
Accrued compensation converted to note payable	$30,000	$-	$30,000
Advance of cash by related party on behalf of the Company	$175,000	$-	$175,000
Purchase of equipment with note payable	$397,500	$-	$397,500
Conversion of debt into 100,000, 0 and 100,000 shares of common stock	$5,000	$-	$5,000
Repurchase of 955,184, 0 and 955,184 shares of the Company's
Common stock for note payable	$500,000	$-	$500,000
Contribution of capital through debt assignment	$43,967	$-	$43,967

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS OF SAVANNA EAST AFRICA, INC. (A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Savanna East Africa, Inc. (f/k/a Nova Energy, Inc.) was incorporated in Nevada in 1995, and is a publicly traded company presently listed on www.pinksheets.com, symbol “NVAE”. The Company is focused on the recovery of oil and gas reserves through acquisition and project development, specializing in mature and marginal field enhancement, developmental exploration drilling and low risk exploration opportunities in Texas and North Dakota regions. On January 25, 2010, Daymon Bodard, the then sole director and officer of the Company, effected a transfer of control of the Company.

The Company's newly updated and expanded business plan is centered around a number of diverse opportunities in East Africa, initially centered in Kenya. The Company also intends to continue oil and gas exploration, and on April 26, 2010, the Company purchased oil drilling equipment in Texas from Norris Harris for purposes of engaging in such oil and gas exploration.

In connection with the Company’s new business plan, on June 11, 2010, the Company amended its certificate of incorporation to change its name from Nova Energy, Inc. to Savanna East Africa, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development stage company - The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“ASC 915”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company' development stage activities.

Management's Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.

Equipment - The Company records its equipment at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. The Company provides for a five-year useful life for depreciation of its equipment, and depreciation begins upon the Company’s placing the fixed assets into service.

Intangible and Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Fair Value of Financial Instruments - For certain financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

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

The Company’s derivative liabilities are carried at fair value totaling $1,894,453 and $0, as of June 30, 2010 and 2009, respectively. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change to fair value of derivative liability.

At June 30, 2010, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value As of June 30,	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
Liabilities	2010	Level 1	Level 2	Level 3
Derivative Liabilities	1,894,453	-	1,894,453	-
	$1,894,453	$-	$1,894,453	$-

For the years ended June 30, 2010 and 2009, the Company recognized a gain of $3,220,177 and $0, respectively, for the changes in the valuation of the aforementioned derivative liabilities.

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

Net Loss Per Share - Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At June 30, 2010 and 2009, 80,571,462 and 0 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Revenue Recognition - Revenue is recognized in the period that services are provided. For revenue from oil and gas production, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) Topic 13. SAB Topic 13 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the service provided and the collectability of those amounts. Oil and gas revenue is received on a monthly basis subject to oil production and sales to refineries. Revenue can be affected by weather conditions and/or market deliveries.

Segment Reporting - FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2010.

Recent Accounting Pronouncements

In September 2008, the FASB issued new accounting guidance regarding credit derivatives and certain guarantees. This guidance, found under ASC 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to the Company’s financial statements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under ASC 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance as of the beginning of fiscal 2009. The Company will apply the requirements of this guidance prospectively to any future acquisitions.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to the Company’s financial statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements.

In January 2010, the FASB issued ASU No. 2010-03 regarding oil and gas reserve estimation and disclosures. This ASU mandates several new disclosures of information related to oil and gas reserves. The objective of the amendments included in this update is to align the oil and gas reserve estimation and disclosure requirements of ASC No. 932 “Extractive Activities – Oil and Gas” with the requirements of the Securities and Exchange Commission (“SEC”). Under the new ASU, entities must also consider their equity method investments when considering whether they have significant oil and gas producing activities. This ASU is effective for fiscal years ending on or after December 31, 2009. The adoption of this ASU is not anticipated to have a significant impact on the Company’s financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing business development efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s activities have been primarily supported by loans from various parties and the acquisition of working interest in one of its wells. The Company has sustained losses in all previous reporting periods, with an inception to date loss of $3,429,777 as of June 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The Company continues to seek viable drilling opportunities and highly verified fields for re-development.  The Company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

To assist its funding efforts on April 22, 2008, the Company effected a 10-for-1 reverse stock split.

NOTE 4 – ADVANCE RECEIVABLE

During the year ended June 30, 2010, the Company loaned $105,000 to Savanna East Africa, Ltd., (“Savanna Kenya”), in contemplation of acquiring Savanna Kenya and conducting the Company’s planned east African operations through Savanna Kenya.  The loan is repayable on demand. No written agreement was entered into with respect to the loan. The Company has recorded a 100% allowance against this balance in its accompanying statements of operations for the year ended June 30, 2010 to reflect management’s uncertainty of its recoverability. Phillip Verges, the Company’s CEO and majority shareholder, is also the majority shareholder of Savanna Kenya. See Note 11.

NOTE 5 –EQUIPMENT

Equipment consisted primarily of oil drilling equipment at June 30, 2010. On April 26, 2010, the Company purchased oil drilling equipment for $397,500. As of June 30, 2010, the equipment has not been placed into service and no revenue has been generated from the equipment. Accordingly, no depreciation has been recorded on the equipment through June 30, 2010.

NOTE 6 – ACCRUED SALARIES

Salaries were accrued for Daymon Bodard, the Company’s former President, at $60,000 per year through December 31, 2009. During 2010, Hugh Robinson and subsequently Philip Verges replaced Daymon Bodard as the Company’s President and Chief Executive Officer. Beginning April 1, 2010, Mr. Verges is earning $10,000 per month in accrued salary. Beginning January 2010, $60,000 per year is being accrued as salary to the Company’s Chief Operating Officer, James Tilton. During 2009, the Company converted the salary accrued to Mr. Bodard of $387,600 into a convertible promissory note. See Notes 8 and 11. Further, during 2010, the Company converted the salary accrued to Mr. Tilton of $30,000 into a convertible promissory note. See Notes 8 and 11. As of June 30, 2010 and June 30, 2009, accrued salaries amounted to $30,000 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible notes payable and discounts outstanding at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Convertible notes payable, principal	$1,802,359	$922,100
Debt discounts	(515,961)	-
Net convertible note payable	1,286,398	922,100
Less current portion	(1,171,343)	(922,100)
Convertible notes payable, long term	$115,055	$-

Share Repurchase

On April 2, 2010, the Company repurchased 955,184 shares of its common stock from various investors in exchange for convertible notes payable in the aggregate principal amount of $500,000. The notes bear interest at 8% per annum and mature on April 2, 2011. The notes plus accrued and unpaid interest are convertible into restricted shares of the Company’s common stock at the lower of (a) $0.025 per share and (b) the average market price of the Company’s common stock for the ten trading days immediately prior to the conversion date, less 50%.

The Company recorded the fair value of the embedded conversion option liability associated with these new convertible notes. The initial fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $3,819,942 at April 2, 2010 and classified as a component of derivate liabilities in the accompanying balance sheets. The fair value of the embedded conversion option was again valued using the Black-Scholes model at June 30, 2010, resulting in a fair value of $759,612. The decrease in fair value of $3,060,330 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended June 30, 2010. The assumptions used in the Black-Scholes option pricing model on April 2, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.26%, and (4) expected life of 1.0 years. As of June 30, 2010, the notes were convertible at the option of the holders into 22,173,913 shares of common stock. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.76 years. At June 30, 2010, the entire principal balance of $500,000 was outstanding.

$10,000 Convertible Note

On February 25, 2010, the Company issued an 8% convertible note in the amount of $10,000. The holder may convert the principal plus accrued interest into shares of the Company’s common stock at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. All unpaid principal, together with the accrued but unpaid interest, are due and payable on September 30, 2010.

The initial fair value of the embedded conversion option liability associated with the funds received during year ended June 30, 2010 was valued using the Black-Scholes model, resulting in an initial fair value of $11,056. The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years. As of June 30, 2010 the note was convertible at the option of the holder into a total of 513,750 shares. The fair value of the embedded conversion option was $14,286 at June 30, 2010. The increase in the fair value of this liability was $3,230 during the year ended June 30, 2010, which was recorded through the results of operations as a change to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.25 years.

Tonaquint Convertible Note

On April 5, 2010, the Company entered into a Note and Warrant Purchase Agreement pursuant to which the Company issued and sold to Tonaquint, Inc., (“Tonaquint”), a secured convertible note (the “convertible note”) in the aggregate principal amount of $1,226,500 and a warrant to purchase up to 1,000,000 shares of common stock of the Company. The convertible note is due on April 4, 2012 and interest on the outstanding principal balance of the convertible note is 6% per annum and interest is due payable in full by April 4, 2012. The convertible note is secured by certain mortgage notes issued by Tonaquint to the Company in the aggregate amount of $1,000,000. The Company also received initial proceeds of $100,000. Tonaquint has the right to convert the note to shares of common stock in tranches in certain specified amounts, which conversions are conditioned upon payment in full of the amounts owed under the mortgage notes. The number of shares of common stock to be issued upon a conversion is determined by dividing (a) the conversion amount by (b) 70% of the average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest VWAP during the twenty (20) trading days immediately preceding the date set forth on the conversion notice. The warrant has an exercise price of $1.00 per share, subject to adjustment as provided in the warrant and terminates on April 5, 2015. If at any time one year from the date of issuance the shares issuable upon exercise of the warrants are not registered pursuant to an effective registration statement the holder may make a “cashless” exercise of the warrants.

The Company recorded the fair value of the embedded conversion option liability associated with this new convertible note. The initial fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $119,244 at April 5, 2010 and classified as a component of derivate liabilities in the accompanying balance sheets. The fair value of the embedded conversion option was again valued using the Black-Scholes model at June 30, 2010, resulting in a fair value of $168,318. The increase in fair value of $49,074 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended June 30, 2010. The assumptions used in the Black-Scholes option pricing model on April 5, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 1.18%, and (4) expected life of 2.0 years. As of June 30, 2010, the notes were convertible at the option of the holders into 4,390,848 shares of common stock. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.61%, and (4) expected life of 1.77 years. At June 30, 2010, the entire principal balance of $126,500 was outstanding.

The Company recorded the fair value of the warrants issued in connection with this convertible note. The initial fair value of the warrant was valued using the Black-Scholes model, resulting in a fair value of $199,663 at April 5, 2010 and classified as a component of derivate liabilities in the accompanying balance sheets. The fair value of the warrants was again valued using the Black-Scholes model at June 30, 2010, resulting in a fair value of $39,812. The decrease in fair value of $159,851 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended June 30, 2010. The assumptions used in the Black-Scholes option pricing model on April 5, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 1.18%, and (4) expected life of 5.0 years. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.61%, and (4) expected life of 4.77 years.

The Company recorded finance costs in the amount of $3,538,771 in its accompanying statement of operations for the year ended June 30, 2010, representing the excess of the fair value of the conversion option feature over the face value of the convertible notes. Interest expense accrued and from amortization of debt discounts on these notes for the year ended June 30, 2010 and 2009 was $1,267,079 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES – RELATED PARTY

Debt Settlement Agreement

On May 3, 2010, the Company settled certain past-due amounts with its former President, Daymon Bodard. Amounts settled included a promissory note due to Mr. Bodard in the amount of $564,500, accrued interest on the promissory note in the amount of $207,333, a promissory note to Mr. Bodard in the amount of $387,600, and a receivable from Mr. Bodard in the amount of $74,607. These debts were converted into a single instrument, classified as a component of convertible notes payable in the accompanying balance sheet at June 30, 2010, in the principal amount of $1,040,859, which had been assigned on December 8, 2009 to Senita Investments, Ltd., a 7% shareholder. The $387,600 promissory note was convertible at the Holder’s option at no less than the Company’s par value of $0.0001 per share. The Company recorded capital contribution in the amount of $43,967 in its accompanying statement of stockholders deficit, representing the difference between amounts converted and the principal of the new instrument. The new note is due upon demand and is non-interest bearing. Principal is convertible into restricted shares of the Company’s common stock at 50% of the value of the closing bid price of the Company’s common stock on the date of notice of conversion. During the year ended June 30, 2010, the Company converted $5,000 of this note into 100,000 shares of the Company’s common stock. The note’s principal balance at June 30, 2010 was $1,035,859.

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the new convertible note. The initial fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $1,040,859 at May 3, 2010 and classified as a component of derivate liabilities in the accompanying balance sheets. The fair value of the embedded conversion option was again valued using the Black-Scholes model at June 30, 2010, resulting in a fair value of $1,035,859. The decrease in fair value of $5,000 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended June 30, 2010. The assumptions used in the Black-Scholes option pricing model on May 3, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.0%, and (4) expected life of 0.0 years. As of June 30, 2010, the note was convertible at the option of the holder into 51,792,950 shares of common stock. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.0%, and (4) expected life of 0.0 years.

On April 1, 2010 and June 30, 2010, the Company converted a total of $30,000 in accrued salaries due to Jim Tilton, the Company’s Chief Operating Officer for convertible notes in the same principal amount, due on September 30, 2010 and December 31, 2010, respectively. The notes accrue interest at 8% per annum. Principal and accrued and unpaid interest on the notes are convertible into shares of common stock at a conversion price of 50% of the closing bid price of common stock on the date of the notice of conversion.

The Company recorded the fair value of the embedded conversion option liability associated with these new convertible notes. The initial fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $24,052 on one of the $15,000 notes at April 1, 2010 and $24,058 on one of the $15,000 notes at June 30, 2010, respectively, and classified as a component of derivate liabilities in the accompanying balance sheets. The fair value of the embedded conversion option was again valued using the Black-Scholes model at June 30, 2010, resulting in a fair value of $44,884. The assumptions used in the Black-Scholes option pricing model on April 1, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.00%, and (4) expected life of 0.5 years. As of June 30, 2010, the notes were convertible at the option of the holders into 1,500,000 shares of common stock. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.00%, and (4) expected life of 0.25-0.5 years. At June 30, 2010, the entire principal balance of $30,000 was outstanding.

Interest expense accrued and from amortization of debt discounts on these notes for the year ended June 30, 2010 and 2009 was $7,718 and $0, respectively.

NOTE 9 – PROMISSORY NOTES PAYABLE AND PROMISSORY NOTES PAYABLE, RELATED PARTY

On April 26, 2010, the Company purchased certain oil drilling equipment for $397,500, financed by issuing a promissory note payable. Of this balance, $175,000 was assumed by Phillip Verges, the Company’s Chief Executive Officer. The note bears interest at 5% per annum and mature on April 26, 2013. Any unpaid amounts after the maturity date will accrue interest at 21% per annum.

On May 25, 2010, the Company  issued and sold a promissory note in the principal amount of $200,000, to JDF Capital Corp. Principal and unpaid interest on the note are due six months from the date of issuance. The note bears interest at the rate of 10% per annum, payable upon maturity.

Salaries were accrued for Daymon Bodard, the Company’s former President, at $60,000 per year in the form of a promissory note, accruing since the effective date of the note on January 1, 2003. The conversion price of the promissory note was no less than $0.0001 per share. The balance of the promissory note at June 30, 2009 was $357,600. On May 3, 2010, the Company settled the promissory note, together with other amounts owed to the Holder for a new note in the principal amount of $1,040,859. See Note 11.

Interest expense on these notes for the years ended June 30, 2010 and 2009 was $45,874 and $57,860, respectively.

NOTE 10 – STATEMENT OF STOCKHOLDERS’ DEFICIT

Common Stock

Effective June 11, 2010, the total number of shares of stock which the Company has authority to issue is 2,010,000,000, which consists of 2,000,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Since December 31, 2002 the Company has received on-going capital contributions as necessary from its founder.

On May 13, 2005, the Company issued 3,010,000 post-split shares of its $0.001 par value restricted common stock in return for services to the founders of the Company.

On May 13, 2005, the Company issued 300,000 shares for a debt settlement of $30,000.

On July 1, 2006, pursuant to a convertible promissory note, the Company issued 50,000 common stock shares. In July 2006, the Company received $375,000 in a private transaction in return for a working interest in the oil well known as the Inglish 1H.

On August 31, 2006, pursuant to a convertible promissory note, the Company issued 56,450 shares of common stock. On September 1, 2006, Daymon Bodard, the Company’s President loaned the Company $564,500.

On April 22, 2008 the company effected a 1 for 10 reverse stock split. The Stockholders’ Deficit has been restated since inception to reflect the stock split. On May 12, 2005, there was a 300 to 1 Stock Split.

On April 22, 2008, due to the stock split, the transfer agent did a stock adjustment of less than a 100 shares.

On March 26, 2010, the Company issued 250,000 shares of its common stock in payment for legal services received during the quarter. The Company recognized professional fees in the amount of $62,500 during the year ended June 30, 2010 related to these services.

During the year ended June 30, 2010, the Company converted $5,000 of a convertible note into 100,000 shares of the Company’s common stock.

On April 2, 2010, the Company repurchased 955,184 shares of its common stock from various investors in exchange for convertible notes payable in the aggregate principal amount of $500,000.

NOTE 11 - RELATED PARTY TRANSACTIONS

As a result of financial assistance provided to the Company by Daymon Bodard, the Company’s President, the Company executed a convertible promissory note in the amount of $564,500 on August 26, 2006. The note was convertible at market, but no less than $0.01 per share, is unsecured and interest accrues annually at the statutory interest rate for the state of Nevada. There is no penalty for prepayments. The Note contains no stated maturity.  On May 3, 2010, the Company settled certain past-due amounts Mr. Bodard. Amounts settled included the promissory note due to Mr. Bodard in the amount of $564,500, accrued interest on the promissory note in the amount of $207,333, a promissory note to Mr. Bodard in the amount of $387,600, and a receivable due from Mr. Bodard in the amount of $74,607. The $387,600 promissory note was convertible at the Holder’s option at no less than the Company’s par value of $0.0001 per share. These debts were converted into a single instrument, classified as a component of convertible notes payable, related parties in the accompanying balance sheet at June 30, 2010, in the principal amount of $1,040,859, which had been assigned on December 8, 2009 to Senita Investments, Ltd., a 7% shareholder. Accrued interest on the promissory note amounted to $207,333 and $163,938 at May 3, 2010 and June 30, 2009, respectively. Interest expense on this promissory note was $43,395 for the year ended June 30, 2010 and through the date the note was converted at May 3, 2010. Interest expense on this note was $57,860 and $207,333 for the year ended June 30, 2009 and for the period from December 31, 2002 (inception) through May 3, 2010, respectively. See Note 7.

On April 1, 2010 and June 30, 2010, the Company converted a total of $30,000 in accrued salaries due to Jim Tilton, the Company’s Chief Operating Officer for convertible notes in the same principal amount, due on September 30, 2010 and December 31, 2010, respectively. See Note 8.

During the year ended June 30, 2010, the Company loaned $105,000 to Savanna Kenya in contemplation of acquiring Savanna Kenya and conducting the Company’s planned east African operations through Savanna Kenya.  The loan is repayable on demand. No written agreement has been entered into with respect to the loan.  Phillip Verges, the Company’s CEO and majority shareholder, is also the majority shareholder of Savanna Kenya.

On June 3, 2010, the Company received $100,000 from Isthmus Holdings, a company majority-owned by Phillip Verges, the Company’s CEO. The amount has been classified as an advance payable – related party in the accompanying balance sheets at June 30, 2010, until such time that the advance is memorialized into a note. The Company received the advance to fund its working capital. The advance currently bears no interest, does not mature, and is unsecured.

The Company currently shares office space with a company whose Chief Executive Officer is Jim Tilton, the Company’s Chief Operating Officer. The affiliated company pays rent for the space on behalf of the Company. Rent expense to related parties was $6,900, $7,200 and $55,500 for the years ended June 30, 2010 and 2009 and for the period from December 31, 2002 (inception) through June 30, 2010.

NOTE 12 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

			December
			31, 2002
			(Inception)
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%	(6)%
Increase in valuation allowance	40%	40%	40%
Effective income tax rate	-	-	-

Significant components of deferred tax assets and (liabilities) are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,418,573	$1,496,663
Valuation allowance	(3,418,573)	(1,496,663)

Net deferred tax asset	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire:

2006	353,851	2026
2007	190,201	2027
2008	762,654	2028
2009	189,957	2029
2010	1,921,910	2030
Total NOL	$3,418,573

These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

The Company adopted the provisions of ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of ASC 740 had no impact on the Company's balance sheets or statements of operations.

The components of income tax expense are as follows:

2006	$353,851	2026
2007	190,201	2027
2008	762,654	2028
2009	189,957	2029
2010	1,921,910	2030
Total NOL	$3,418,573

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of June 30, 2010 or 2009.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements, and has determined that there are no subsequent events that require disclosure..

NOTE 14 – RESTATEMENT

In fiscal year 2010 the Company changed auditors and management control, and determined that amounts previously included in fixed assets of $84,924 at the beginning of fiscal year June 30, 2009 were not recoverable at that time. The assets, with a net book value of $36,801, have been written off as of the beginning of fiscal year 2009 and the financial statements restated for the change. The effect on various accounts as of and for the year ended June 30, 2009 are as follows:

	Prior to	Adjustment	After
	Adjustment	Amount	Adjustment

Fixed assets	$84,924	$84,924	$0
Accumulated depreciation	65,108	65,108	0
Depreciation expense	16,985	16,985	0
Net income (loss)	(189,957)	(19,816)	(209,773)
Earnings (loss) per share	.06	-	.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2010, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of June 30, 2010 was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
Phillip M. Verges	44	President, Chief Executive Officer, Treasurer
James D. Tilton, Jr.	49	Chief Operating Officer, Director

Philip M. Verges has been the interim president, chief executive officer, and treasurer of the Company since March 2010. Mr. Verges was chief executive officer of NewMarket Technology, Inc. (“NewMarket”) from June 2002 to February 2010 and has been chairman of NewMarket since June 2002. Mr. Verges previously managed VergeTech, Inc. (“VTI”), a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas, from its inception in 1997, until it was acquired by NewMarket in June 2002. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices. Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded VTI in 1997.

James D. Tilton, Jr. has been director and chief operating officer of the Company since January 2010. Mr. Tilton has served as chairman of the board of directors, chief executive officer, president, secretary, treasurer and sole director of NuMobile, Inc., a mobile computing technology company, since its formation in November 1999. Mr. Tilton has more than 11 years' experience in the securities industry. From 1995 to 1996, he was stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.'s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider and recently completed an acquisition of Infotel Technologies, Ltd., a Singapore-based IT Corporation. Mr. Tilton formally resigned this position in October of 2005 and was re-appointed on October 1, 2008. Mr. Tilton is currently a director of Girasolar (OTCBB: GRSR). Mr. Tilton also serves as a director of World Series of Golf, Inc. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville. Mr. Tilton’s experienced as a director of other public companies and in the securities industry qualified him to serve as a director of the Company.

Board of Directors

Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Committees

Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-K promulgated under the Securities Act. To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and on evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. James Tilton, our Chief Operating Officer, currently serves as our sole director.

Our board of directors is primarily responsible for overseeing our risk management processes, and acts as our audit committee.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

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

Nominating Procedures

During the year ended June 30, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended June 30, 2010, all Reporting Persons timely complied with all applicable filing requirements, except that, Form 3’s have not been filed by Philip Verges or Isthmus Horizons, Inc. The Company expects the Form 3’s to be filed in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during our fiscal years ended June 30, 2010 and June 30, 2009:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Phillip M. Verges	2010	30,000	-	-	-	-	30,000
President, Chief Executive Officer,	2009	-	-	-	-	-	-
Secretary and Principal Financial
Officer

James D. Tilton, Jr.	2010	30,000	-	-	-	-	30,000
Chief Operating Officer, Director,	2009	-	-	-	-	-	-
Principal Financial Officer

Hugh Robinson	2010	-	-	-	-	-	-
President, Chief Executive Officer,	2009	-	-	-	-	-	-
Principal Executive Officer

Daymon Boddard	2010	-	-	-	-	-	-
President, Chief Executive Officer,	2009	60,000	-	-	-	-	60,000
Director, Principal Executive Officer,
Principal Financial Officer

No director received any compensation for acting as directors of the Company during the year ended June 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 14, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

			Number of
			Shares
	Title		Beneficially
Name and Address (1) of Beneficial Owner	of Class		Owned	Percentage
5% or Greater Stockholders
Isthmus Horizons, Inc.*	Common		2,002,176	56.72%
c/o Sovereighn Management & Legal
Ramon H. Jurado Avenue
Pacific Sun/Sky Tower - Loway Level Office H1
Panama City, Panama

Senita Investments, Ltd.*	Common		300,000	8.50%
c/o Hugh O'Neill
BCM Cape Building
Leeward Highway
Providenciales
Turks and Caicos Islands, BWI

Sichenzia Ross Friedman Ference LLP*	Common		250,000	7.08%
61 Broadway 32nd Floor
New York, NY 10006

Directors and Named Executive Officers
Phillip M. Verges	2,002,176	(2)	-	56.72%
James D. Tilton, Jr.	n/a		-	0.00%
Directors and Executive Officers as a Group (2 Persons)	n/a		-	0.00%

The percent of class is based on 3,529,971 shares of common stock issued and outstanding as of September 14, 2010.

(1) Philip Verges has voting and investment power over the shares owned by Isthmus Horizons, Inc.

(2) Represents shares held by Isthmus Horizons, Inc., of which Philip Verges is managing director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 26, 2010, the Company purchased certain oil drilling equipment for $650,550, financed by issuing a promissory note payable. Of this balance, $200,000 was assumed by Phillip Verges, the Company’s Chief Executive Officer.

During the year ended June 30, 2010, the Company loaned $305,000 to Savanna East Africa, Ltd., a Kenyan corporation (“Savanna Kenya”), in contemplation of acquiring Savanna Kenya and conducting the Company’s planned east African operations through Savanna Kenya.  The loan is repayable on demand. No written agreement was entered into with respect to the loan.  Of the $305,000 balance in advance receivable, $200,000 was advanced on behalf of the Company by Phillip Verges, the Company’s CEO and majority shareholder, as well as the majority shareholder of Savanna Kenya.

On May 3, 2010, the Company settled certain past-due amounts with its former President, Daymon Bodard. Amounts settled included a promissory note due to Mr. Bodard in the amount of $564,500, accrued interest on the promissory note in the amount of $207,333, accrued salary due to Mr. Bodard in the amount of $387,600, and a receivable due from Mr. Bodard in the amount of $74,607. These debts were converted into a single convertible note payable in the principal amount of $1,040,859, which was then assigned to Senita Investments, Ltd. During the year ended June 30, 2010, Senita Investments received 100,000 shares of the Company’s common stock on conversion of $5,000 of this note.

The Company shares its principal executive offices in Louisville, Kentucky, with NuMobile, Inc. and Sea-Tiger, Inc. The Company’s chief operating officer and director also serves as NuMobile, Inc.’s and Sea-Tiger, Inc.’s sole officer and director. The Company pays monthly rent of $500, under a month-to-month arrangement. The aggregate rent for the space, under a month-to-month lease, is $1500 (of which the Company pays $500, as noted above). The Company is not party to any written agreement with respect to this arrangement.

Board Determination of Independence

Our sole director, James D. Tilton, Jr. does not meet the definition of "independent director" under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Company, LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended June 30, 2010. Moore & Associates served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended June 30, 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees	$5,000	$16,000
Audit-Related Fees	-	-
Tax Fees	1,000	-
Total	$6,000	$16,000

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our board of directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
3 (i)	Articles of Incorporation (filed with the Company’s 10-SB filed on October 18, 1999 and incorporated herein by reference)
3(ii)	Certificate of Amendment to Articles of Incorporation
3 (ii)	By-Laws (filed with the Company’s 10-SB filed on October 18, 1999 and incorporated herein by reference)
10.1	Promissory Note between the Company and Daymon Bodard, dated December 31, 2002 (filed with the Company’s Form 10/A filed on October 8, 2008 and incorporated herein by reference)
10.2

Employment Agreement with Daymon Bodard, which was formulated in December 2002 and executed on January 7, 2003 (filed with the Company’s Form 10/A filed on October 8, 2008 and incorporated herein by reference)

10.3

Sales agreement with Lee Hansen to acquire a working interest in a well in North Dakota executed August 18, 2005 (filed with the Company’s Form 10/A filed on October 8, 2008 and incorporated herein by reference)

10.4	Assignment of Working Interest with Diversified Consulting, LLC dated July 30, 2006 (filed with the Company’s Form 10/A filed on October 8, 2008 and incorporated herein by reference)
10.5	Promissory Note between the Company and Daymon Bodard, dated August 26, 2008 (filed with the Company’s Form 10/A filed on October 8, 2008 and incorporated herein by reference)
10.6

Amendment to the Promissory Note between the Company and Daymon Bodard dated October 23, 2007, which was originally executed August 26, 2006 (filed with the Company’s Form 10/A filed on October 8, 2008 and incorporated herein by reference)

10.7	Promissory Note, dated May 25, 2010, issued to JDF Capital Corp. (filed with the Company’s 8-K filed on June 11, 2010 and incorporated herein by reference)
10.8	Promissory Note, dated April 26, 2010, issued to NRH, LLC (filed with the Company’s 8-K/A filed May 21, 2010 and incorporated herein by reference)
10.9	Asset Purchase Agreement, dated April 26, 2010, between the Company, NRH, LLC, and Norris Harris (filed with the Company’s 8-K/A filed May 5, 2010 and incorporated herein by reference)
10.9	Assignment and Bill of Sale, dated April 26, 2010, between the Company and NRH, LLC
10.10	Secured Convertible Promissory Note, dated April 5, 2010, issued to Tonaquint, Inc. (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.11	Warrant to Purchase Shares of Common Stock, dated April 5, 2010, issued to Tonaquint, Inc. (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.12	Note and Warrant Purchase Agreement, dated April 5, 2010, between the Company and Tonaquint, Inc. (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.13	Security Agreement, dated April 5, 2010, between the Company and Tonaquint, Inc. (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.14	Mortgage Note #1 (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.15	Mortgage Note #2 (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.16	Mortgage Note #3 (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.17	Mortgage Note #4 (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.18	Mortgage Note #5 (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.19	Release Deed (filed with the Company’s 8-K filed April 19, 2010 and incorporated herein by reference)
10.20

Common Stock Purchase Agreement, dated December 9, 2009, among Daymon Bodard, the Company and Isthmus Horizons, Inc. (filed with the Company’s 8-K filed February 2, 2010 and incorporated herein by reference)

21.1	Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of the Principal Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 22nd day of October, 2010

/s/ James D. Tilton, Jr.

James D. Tilton, Jr.,

Chief Operating Officer

(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Tilton	Chief Operating Officer, Director	October 25, 2010
James Tilton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Verges	Chief Executive Officer	October 25, 2010
Philip Verges	(Principal Executive Officer)