Form 10-Q
period 2010-09-30
SAVANNA EAST AFRICA, INC.
filed 2010-11-12
CIK 1096915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

___________________

FORM 10-Q

___________________

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

COMMISSION FILE NUMBER: 000-27693

SAVANNA EAST AFRICA, INC.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 8, 2010:
Common Stock, $0.001 par value per share	3,529,971 shares

SAVANNA EAST AFRICA, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SAVANNA EAST AFRICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$94,742	$145,930
Total Current Assets	94,742	145,930

Equipment	397,500	397,500

Total Assets	$492,242	$543,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$8,800	$-
Accrued interest	70,202	32,286
Accrued salaries	60,000	30,000
Advance payable - related party	100,000	100,000
Due to related parties	3,000	1,500
Derivative liabilities	2,562,607	1,894,453
Promissory note payable	200,000	200,000
Convertible notes payable, current, net of discounts of $252,055 and $377,695	257,945	122,305
Convertible notes - related parties net of discounts of $22,500 and $26,821	1,054,859	1,049,038
Total Current Liabilities	4,317,413	3,429,582

Long Term Liabilities
Promissory note payable, related party	297,500	297,500
Convertible notes payable, non-current, net of discounts of $95,524 and $111,445	130,976	115,055
Total Long Term Liabilities	428,476	412,555

Total Liabilities	4,745,889	3,842,137

Stockholders' Deficit
Preferred stock, authorized 10,000,000, par value $0.001,
0 issued and outstanding	-	-
Common stock, authorized 2,000,000,000 shares, par value $0.001,
3,529,971 and 3,772,400 issued and outstanding	3,530	3,772
Paid-in capital	131,040	627,298
Treasury stock at cost (0 and 742,429 shares)	-	(500,000)
Accumulated deficit during development stage	(4,388,217)	(3,429,777)
Total Stockholders' Deficit	(4,253,647)	(3,298,707)

Total Liabilities and Stockholders' Deficit	$492,242	$543,430

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
			December
			31, 2002
	Three	Three	(Inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenue	$-	$-	$276,599
Cost of Revenue	-	-	99,383
Gross profit	-	-	177,216

Operating expenses:
General and administrative	56,830	28,318	1,128,121
Professional fees	19,850	4,450	174,454
Consulting fees	30,000	-	94,825
Well re-development expense	-	-	72,478
Total operating expenses	106,680	32,768	1,469,878
Loss from Operations	(106,680)	(32,768)	(1,292,662)

Other Income (Expense):
Gain (loss) on sale of assets	-	-	(495,875)
Change in fair value of derivative liabilities	(653,154)	-	2,567,023
Interest income	192	-	1,883
Interest and finance costs	(198,798)	(14,465)	(5,168,586)
Total non-operating expenses	(851,760)	(14,465)	(3,095,555)

Loss before income tax	(958,440)	(47,233)	(4,388,217)

Provision for income taxes	-	-	-

Net loss	$(958,440)	$(47,233)	$(4,388,217)

Basic and Diluted
Loss per share	$(0.29)	$(0.01)

Weighted Average
Number of shares	3,297,938	3,422,400

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Accumulated Deficit during	Total
	Common stock		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	stage	Deficit
Balance, December 31, 2002	8,034	$8	$-	$-	$(201,575)	$(201,567)
Balance, June 30, 2003	8,034	$8	$-	$-	$(201,575)	$(201,567)

Shares of common stock issued for services	8,966	9	153	-	-	162
Balance, June 30, 2004	17,000	$17	$153	$-	$(201,575)	$(201,405)

Shares of common stock issued for services	3,010,000	3,010	27,090	-	-	30,100
Shares issued for debt settlement	300,000	300	2,700	-	-	3,000
Net loss	-	-	-	-	(69,323)	(69,323)
Balance, June 30, 2005	3,327,000	$3,327	$29,943	$-	$(270,898)	$(237,628)

Net loss	-	-	-	-	(82,953)	(82,953)
Balance, June 30, 2006	3,327,000	$3,327	$29,943	$-	$(353,851)	$(320,581)

July 2006 shares issued	50,000	50	374,950	-	-	375,000
September 2006 shares issued	56,450	57	564,443	-	-	564,500
Convertible note payable - related party	-	-	(458,100)	-	-	(458,100)
Adjustment to agree to stock agent	(149)	(1)	1	-	-	-
January 2007 stock adjustment	-	-	(66)	-	-	(66)
Net loss	-	-	-	-	(190,201)	(190,201)
Balance, June 30, 2007	3,433,301	$3,433	$511,171	$-	$(544,052)	$(29,448)

Stock adjustment	(10,901)	(11)	11	-	-	-
Net loss	-	-	-	-	(762,654)	(762,654)
Balance, June 30, 2008	3,422,400	$3,422	$511,182	$-	$(1,306,706)	$(792,102)

Net loss - As Restated	-	-	-	-	(209,773)	(209,773)
Balance, June 30, 2009	3,422,400	$3,422	$511,182	$-	$(1,516,479)	$(1,001,875)

Shares of common stock issued for services	250,000	250	62,250	-	-	62,500
Conversion of debt	100,000	100	4,900	-	-	5,000
Fulfillment of derivative liability	-	-	5,000	-	-	5,000
Stock repurchased at cost	(955,184)	-	-	(500,000)	-	(500,000)
Contributed capital through debt assignment	-	-	43,966	-	-	43,966
Net loss	-	-	-	-	(1,913,298)	(1,913,298)
Balance, June 30, 2010	2,817,216	$3,772	$627,298	$(500,000)	$(3,429,777)	$(3,298,707)

Conversion of debt	500,000	500	3,000	-	-	3,500
Shares retired		(742)	(499,258)	500,000		-
Adjustment to shares retired	212,755					-
Net loss	-	-	-	-	(958,440)	(958,440)
Balance, September 30, 2010 (unaudited)	3,529,971	$3,530	$131,040	$-	$(4,388,217)	$(4,253,647)

The accompanying notes are an integral part of these financial statements

SAVANNA EAST AFRICA, INC.

(A DEVELOPMENT STATE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three	Three
	Months	Months	December 31,
	Ended	Ended	2002 (Inception)
	September 30,	September30,	to September 30,
	2010	2009	2010
Operating Activities:
Net Loss	$(958,440)	$(47,233)	$(4,425,017)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	4,246	69,355
Bad debt expense	-	-	105,000
Amortization of debt discounts	160,882	-	1,352,280
Non-cash finance cost	-	-	3,542,967
Change in fair value of derivative liability	653,154	-	(2,045,485)
Shares of common stock issued for professional services	-	-	62,500
Write off of fixed assets	-	-	36,801
Increase / (decrease) in current liabilities:
Accounts payable	-	6,914	(4,195)
Accrued expenses	93,216	29,465	189,542
Shareholder payable	-	(4,205)	(74,610)
Due to related party	-		1,500
Net Cash used in Operating Activities	(51,188)	(10,813)	(1,189,362)
Investing Activities:
Cash advanced towards investment	-	-	(105,000)
Capital expenditures	-	-	(100,000)
Net Cash used in Investing Activities	-	-	(205,000)
Financing activities:
Proceeds from advance	-	-	100,000
Proceeds from notes payable	-	-	874,500
Proceeds from contributed capital	-	-	480,271
Proceeds from sale of common Stock	-	-	34,333
Net Cash provided by Financing Activities	-	-	1,489,104

Net Increase (Decrease) in Cash	(51,188)	(10,813)	94,742

Cash -- Beginning of Period	145,930	13,706	-
Cash -- End of Period	$94,742	$2,893	$94,742

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities
Accrued compensation converted to note payable	$15,000	$-	$45,000
Advance of cash by related party on behalf of the Company	$-	$-	$175,000
Purchase of equipment with note payable	$-	$-	$397,500
Conversion of debt into 600,000, 0 and 600,000 shares of common stock	$3,500	$-	$8,500
Repurchase of 742,429, 0 and 742,429 shares of the Company's
Common stock for note payable	$-	$-	$500,000
Contribution of capital through debt assignment	$-	$-	$43,967

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS OF SAVANNA EAST AFRICA, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Savanna East Africa, Inc. (f/k/a Nova Energy, Inc.) was incorporated in Nevada in 1995, and is a publicly traded company presently listed on www.pinksheets.com, symbol “NVAE”. The Company is focused on the recovery of oil and gas reserves through acquisition and project development, specializing in mature and marginal field enhancement, developmental exploration drilling and low risk exploration opportunities in Texas and North Dakota regions. On January 25, 2010, Daymon Bodard, the then sole director, officer and principal stockholder of the Company, effected a transfer of control of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued by the FASB.

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

Intangible and Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Fair Value of Financial Instruments - For certain financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

The Company’s derivative liabilities are carried at fair value totaling $2,562,607 and $1,894,453, as of September 30, 2010 and June 30, 2010, respectively. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change to fair value of derivative liability.

At September 30, 2010, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value As of September 30,	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
Liabilities	2010	Level 1	Level 2	Level 3
Derivative Liabilities	2,562,607	-	2,562,607	-
	$2,562,607	$-	$2,562,607	$-

For the three months ended September 30, 2010 and 2009, the Company recognized a gain of $653,154 and $0, respectively, for the changes in the valuation of the aforementioned derivative liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

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

At September 30, 2010 and 2009, 194,377,871 and 0 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

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

Segment Reporting - FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-03 regarding oil and gas reserve estimation and disclosures. This ASU mandates several new disclosures of information related to oil and gas reserves. The objective of the amendments included in this update is to align the oil and gas reserve estimation and disclosure requirements of ASC No. 932 “Extractive Activities – Oil and Gas” with the requirements of the Securities and Exchange Commission (“SEC”). Under the new ASU, entities must also consider their equity method investments when considering whether they have significant oil and gas producing activities. This ASU is effective for fiscal years ending on or after December 31, 2009. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending June 30, 2012. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

NOTE 3 – GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing business development efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s activities have been primarily supported by loans from various parties and the acquisition of working interest in one of its wells. The Company has sustained losses in all previous reporting periods, with an inception to date loss of $4,388,217 through September 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The Company continues to seek viable drilling opportunities and highly verified fields for re-development.  The Company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

To assist its funding efforts on April 22, 2008, the Company effected a 10-for-1 reverse stock split.

NOTE 4 –EQUIPMENT

Equipment consisted primarily of oil drilling equipment at September 30, 2010. On April 26, 2010, the Company purchased oil drilling equipment for $397,500. Through September 30, 2010, the equipment has not been placed into service and no revenue has been generated from the equipment. Accordingly, no depreciation has been recorded on the equipment through September 30, 2010.

NOTE 5 – ACCRUED SALARIES

During 2010, Hugh Robinson and subsequently Philip Verges replaced Daymon Bodard as the Company’s President and Chief Executive Officer. Beginning April 1, 2010, Mr. Verges is earning $10,000 per month in accrued salary. Beginning January 2010, $60,000 per year is being accrued as salary to the Company’s Chief Operating Officer, James Tilton. During 2009, the Company converted the salary accrued to Mr. Bodard of $387,600 into a convertible promissory note. Further, during the three months ended September 30, 2010, the Company converted the salary accrued to Mr. Tilton of $15,000 into a convertible promissory note. See Note 7. As of September 30, 2010 and June 30, 2010, accrued salaries amounted to $60,000 and $30,000, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Share Repurchase

On April 2, 2010, the Company repurchased and subsequently retired 742,429 shares of its common stock from various investors in exchange for convertible notes payable in the aggregate principal amount of $500,000. The notes bear interest at 8% per annum and mature on April 2, 2011. The notes plus accrued and unpaid interest are convertible into restricted shares of the Company’s common stock at the lower of (a) $0.025 per share and (b) the average market price of the Company’s common stock for the ten trading days immediately prior to the conversion date, less 50%.

The fair value of the embedded conversion option was re-measured using the Black-Scholes model at September 30, 2010, resulting in a fair value of $1,004,652. The increase in fair value of $245,040 was recorded through the results of operations as an change in fair value of derivative liabilities during the three months ended September 30, 2010. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.50 years. As of September 30, 2010, the notes were convertible at the option of the holders into 61,176,471 shares of common stock. At September 30, 2010, the entire principal balance of $500,000 was outstanding.

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

At September 30, 2010 the note was convertible at the option of the holder into a total of 1,047,500 shares. The fair value of the embedded conversion option was $10,475 at September 30, 2010. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on September 30, 2010. The decrease in the fair value of this liability was $3,811 during the three months ended September 30, 2010, which was recorded through the results of operations as a change in fair value of derivative liabilities.

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

The fair value of the embedded conversion option was measured using the Black-Scholes model at September 30, 2010, resulting in a fair value of $449,237. The increase in fair value of $280,919 was recorded through the results of operations as a change in fair value of derivative liabilities during the three months ended September 30, 2010. The assumptions used in the Black-Scholes option pricing model on September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.42%, and (4) expected life of 1.52 years. As of September 30, 2010, the notes were convertible at the option of the holders into 23,328,000 shares of common stock. At September 30, 2010, the entire principal balance of $126,500 was outstanding.

The Company recorded the fair value of the warrants issued in connection with this convertible note. The fair value of the warrants was valued using the Black-Scholes model at September 30, 2010, resulting in a fair value of $19,984. The decrease in fair value of $19,828 was recorded through the results of operations as a change in fair value of derivative liabilities during the three months ended September 30, 2010. The assumptions used in the Black-Scholes option pricing model on September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.52 years.

Interest expense accrued and from amortization of debt discounts on these notes for the three months ended September 30, 2010 was $145,800.

NOTE 7 – CONVERTIBLE NOTES – RELATED PARTY

Debt Settlement Agreement

On May 3, 2010, the Company settled certain past-due amounts with its former President, Daymon Bodard. Amounts settled included a promissory note due to Mr. Bodard in the amount of $564,500, accrued interest on the promissory note in the amount of $207,333, a promissory note to Mr. Bodard in the amount of $387,600, and a receivable from Mr. Bodard in the amount of $74,607. These debts were converted into a single instrument, classified as a component of convertible notes payable in the accompanying balance sheets at September 30, 2010 and June 30, 2010, in the principal amount of $1,040,859, which had been assigned on December 8, 2009 to Senita Investments, Ltd., a 7% shareholder. The $387,600 promissory note was convertible at the Holder’s option at no less than the Company’s par value of $0.0001 per share. The Company recorded a capital contribution in the amount of $43,967 in its accompanying statement of stockholders deficit, representing the difference between amounts converted and the principal of the new instrument. The new note is due upon demand and is non-interest bearing. Principal is convertible into restricted shares of the Company’s common stock at 50% of the value of the closing bid price of the Company’s common stock on the date of notice of conversion. Through September 30, 2010, the holder has converted $5,000 of this note into 600,000 shares of the Company’s common stock, including 500,000 shares during the three months ended September 30, 2010. The note’s principal balance at June 30, 2010 was $1,032,359.

The fair value of the embedded conversion option was measured at September 30, 2010 at a fair value of $1,032,359. The decrease in fair value of $3,500 was recorded through the results of operations as change in fair value of derivative liabilities during the three months ended September 30, 2010. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on September 30, 2010. As of September 30, 2010, the note was convertible at the option of the holder into 102,235,900 shares of common stock.

On April 1, 2010, June 30, 2010 and September 30, 2010, the Company converted a total of $45,000 in accrued salaries due to Jim Tilton, the Company’s Chief Operating Officer for convertible notes in the same principal amount, due on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The notes accrue interest at 8% per annum. Principal and accrued and unpaid interest on the notes are convertible into shares of common stock at a conversion price of 50% of the closing bid price of common stock on the date of the notice of conversion.

The fair value was measured at 50% of the value of the closing price of the Company’s common stock on September 30, 2010, resulting in a fair value of $45,900. As of September 30, 2010, the notes were convertible at the option of the holders into 4,590,000 shares of common stock. At September 30, 2010, the entire principal balance of $45,000 was outstanding.

Interest expense accrued and from amortization of debt discounts on these notes for the three months ended September 30, 2010 was $15,082.

NOTE 8 – PROMISSORY NOTES PAYABLE AND PROMISSORY NOTES PAYABLE, RELATED PARTY

On April 26, 2010, the Company purchased certain oil drilling equipment for $397,500, financed by issuing a promissory note payable. Of this balance, $175,000 was assumed by Phillip Verges, the Company’s Chief Executive Officer. The note bears interest at 5% per annum and mature on April 26, 2013. Any unpaid amounts after the maturity date will accrue interest at 21% per annum. The entire $397,500 was outstanding at September 30, 2010.

On May 25, 2010, the Company  issued and sold a promissory note in the principal amount of $200,000, to JDF Capital Corp. Principal and unpaid interest on the note are due six months from the date of issuance. The note bears interest at the rate of 10% per annum, payable upon maturity. The entire $200,000 balance was outstanding at September, 30, 2010.

Salaries were accrued for Daymon Bodard, the Company’s former President, at $60,000 per year in the form of a promissory note, accruing since the effective date of the note on January 1, 2003. The conversion price of the promissory note was no less than $0.0001 per share. The balance of the promissory note at June 30, 2009 was $357,600. On May 3, 2010, the Company settled the promissory note, together with other amounts owed to the Holder for a new convertible note in the principal amount of $1,040,859. See Note 7.

Interest expense on these notes for the three months ended September 30, 2010 was $8,719.

NOTE 9 – STATEMENT OF STOCKHOLDERS’ EQUITY

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

On April 2, 2010, the Company repurchased 955,184 shares of its common stock from various investors in exchange for convertible notes payable in the aggregate principal amount of $500,000.On September 8, 2010, that number of shares repurchased was adjusted by 212,755 shares to the new number repurchased of 742,429 common stock shares in exchange for the $500,000 aggregate amount of convertible notes payable. These shares were retired during the three months ended September 30, 2010.

During the three months ended September 30, 2010, the Company issued 500,000 shares of common stock upon conversion of $3,500 of a convertible note.

NOTE 10 - RELATED PARTY TRANSACTIONS

On September 30, 2010, the Company converted a total of $15,000 in accrued salary due to Jim Tilton, the Company’s Chief Operating Officer for a convertible note in the same principal amount, due on March 31, 2011. See Note 7.

On June 3, 2010, the Company received $100,000 from Isthmus Holdings, a company majority-owned by Phillip Verges, the Company’s CEO. The amount has been classified as an advance payable – related party in the accompanying balance sheets at September 30, 2010 and June 30, 2010, until such time that the advance is memorialized into a note. The Company received the advance to fund its working capital. The advance currently bears no interest, does not mature, and is unsecured.

The Company currently shares office space with a company whose Chief Executive Officer is Jim Tilton, the Company’s Chief Operating Officer. The affiliated company pays rent for the space on behalf of the Company. Rent expense to related parties was $1,500, $1,800 and $57,000 for the three months ended September 30, 2010 and 2009 and for the period from December 31, 2002 (inception) through September 30, 2010.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company previously had a working operating interest in oil and gas wells in Central Texas that essentially stopped producing oil and gas. On December 9, 2009, Daymon Bodard, the then sole director, officer and principal stockholder of the Company, entered into an agreement to transfer control of the Company. On January 25, 2010, the agreement became effective.

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

On January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-03 regarding oil and gas reserve estimation and disclosures. This ASU mandates several new disclosures of information related to oil and gas reserves. The objective of the amendments included in this update is to align the oil and gas reserve estimation and disclosure requirements of ASC No. 932 “Extractive Activities – Oil and Gas” with the requirements of the Securities and Exchange Commission (“SEC”). Under the new ASU, entities must also consider their equity method investments when considering whether they have significant oil and gas producing activities. This ASU is effective for fiscal years ending on or after December 31, 2009. The adoption of this ASU did not have a significant impact on our financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending June 30, 2012. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

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

Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

Revenue. During the three months ended September 30, 2010 and 2009, we did not generate revenue. We are still in development stage.

Cost of Revenue. We incurred no production expenses for the three months ended September 30, 2010 and 2009. Production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Operating Expenses. Our general and administrative expenses for the three months ended September 30, 2010 were $106,680 as opposed to $32,768 for the year 2009. The increase in 2010 is attributable to increased officer compensation expense, consulting expense and professional fees. Professional fees were $19,850 in the three months ended September 30, 2010 and $4,450 in the same period in 2009, which represents a $15,400, or 346% increase. Consulting expense was $30,000 for the three months ended September 30, 2010, compared to $0 for the same period in 2009. Consulting expense in 2010 is attributed to a company providing management and business advisory services. The Company incurred increased legal fees in 2010 in connection with hiring a law firm to assist in preparing the Company’s required periodic SEC filings.

Non-Operating Expenses. Our non-operating expenses were $851,760 for the three months ended September 30, 2010 compared to $14,465 for the same period in 2009. The increase is primarily due to the fair value of the beneficial conversion features and warrants associated with the additional debt that was issued.  We had a charge for the change in fair value of derivative liability of $653,154 for the three months ended September 30, 2010 compared to $0 for the same period 2009.  Changes are due to the changes in the share price of our common stock from the date the derivative liabilities were first recognized. During the three months ended September 30, 2010, we recognized interest and finance costs of $198,798 compared to $14,465 for the same period in 2009.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our activities have been primarily supported by loans from various parties and the acquisition of working interest in one of our wells. We have experienced sustained losses in all previous reporting periods, with an inception to date loss of $4,388,217 through September 30, 2010. We continue to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased its Cooke County, Illinois interests. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. To that end, we continue to have ongoing meetings with venture capital firms and private equity investors. We expect to continue to incur substantial losses to explore the concession, and do not expect to attain profitability in the near future.

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

As used in Item 303 paragraph (a)(4) of Regulation S-K, the Company has undertaken no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the registrant is a party.

Liquidity and Capital Resources

Cash used in operating activities changed from $10,813 in the three months ended September 30, 2009 to $51,188 in the same period in 2010. The change is primarily attributable to increases in our operating expenses during the three months ended September 30, 2010.

No cash was used or generated by investment or financing activities during the three months ended September 30, 2010 or 2009.

Contractual Obligations

At September 30, 2010, we had no contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The financial statements included in this report have been amended and prepared in accordance with U.S. GAAP and reflect management’s judgments and estimates on the effect of the reported events and transactions.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company issued 500,000 shares of common stock upon conversion of a convertible note.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by  Section 4(2) of the Securities Act of the Securities Act of 1933, as amended for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVANNA EAST AFRICA, INC.

	By:	/s/ James Tilton
James Tilton
Chief Operating Officer (Principal Financial Officer)
Dated: November 12, 2010