Form 10-Q
period 2010-12-31
SAVANNA EAST AFRICA, INC.
filed 2011-02-22
CIK 1096915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 18, 2011:
Common Stock, $0.001 par value per share	18,857,584 shares

SAVANNA EAST AFRICA, INC.

INDEX

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$120,948	$145,930
Accounts receivable	261,795	-
Related party receivables	50,000	-
Total current assets	432,743	145,930

Equipment, net	397,500	397,500
Goodwill	585,043	-

TOTAL ASSETS	$1,415,286	$543,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$29,500	$-
Accrued interest	112,855	32,286
Accred salaries	90,000	30,000
Related party advances payable	300,000	100,000
Due to related parties	416,287	1,500
Derivative Liabilities	1,815,431	1,894,453
Promissory note payable, current	200,000	200,000
Promissory note payable - related party, current	175,000	175,000
Convertible notes payable, current, net of discounts of $264,797 and 377,695	397,303	122,305
Convertible notes payable - related party, net of discounts of $42,418 and $26,821	1,061,441	1,049,038
Total current liabilities	4,597,817	3,604,582

Promissory note payable, non-current	122,500	122,500
Convertible notes payable, non-current, net of discounts of $79,603 and $111,445	125,028	115,055
Total liabilities	4,845,345	3,842,137

STOCKHOLDERS' DEFICIT:
Savanna East Africa stockholders' deficit:
Preferred stock, authorized 10,000,000, par value $0.001, 100,000 and 0 issued
and outstanding	100	-
Common stock, authorized 2,000,000,000 shares, par value $0.001,
8,187,370 and 3,772,400 issued and outstanding	8,187	3,772
Additional paid-in capital	258,552	627,298
Treasury stock at cost (0 and 742,429 shares)	-	(500,000)
Accumulated deficit during development stage	(3,739,755)	(3,429,777)
Total Savanna East Africa stockholders' deficit	(3,472,916)	(3,298,707)
Noncontrolling interest	42,857	-
Total stockholders' deficit	(3,430,059)	(3,298,707)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,415,286	$543,430

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					December 31, 2002
					(Inception) through
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,
	2010	2009	2010	2009	2010

Revenue (Production oil/gas sales)	$-	$-	$-	$-	$276,599
Cost of Revenue (Production expenses)	-	-	-	-	99,383
Gross profit	-	-	-	-	177,216

Operating expenses:
General and administrative expenses	(17,180)	21,371	39,650	49,689	1,110,941
Professional fees	60,060	-	79,910	4,450	234,514
Consulting fees	30,000	-	60,000	-	124,825
Well re-development expense	-	-	-	-	72,478
Total operating expenses	72,880	21,371	179,560	54,139	1,542,758
Loss from operations	(72,880)	(21,371)	(179,560)	(54,139)	(1,365,542)

Non-operating income (expense):
Gain (loss) on sale of assets	-	-	-	-	(495,875)
Change in fair value of derivative liability	936,176	-	283,022	-	3,503,199
Interest income	80	-	272	-	1,963
Interest and finance costs	(214,914)	(14,465)	(413,712)	(28,930)	(5,383,500)
Total non-operating income (expense)	721,342	(14,465)	(130,418)	(28,930)	(2,374,213)

Income (loss) before income tax	648,462	(35,836)	(309,978)	(83,069)	(3,739,755)

Income tax	-	-	-	-	-
Net income (loss) including noncontrolling interest	648,462	(35,836)	(309,978)	(83,069)	(3,739,755)

Less: Net income (loss) attributed to noncontrolling interest	-	-	-	-	-

Net income (loss) attributed to Savanna East Africa	648,462	(35,836)	(309,978)	(83,069)	(3,739,755)

Preferred stock dividends	-	-	-	-	-

Net income (loss) attributed to common stockholders	$648,462	$(35,836)	$(309,978)	$(83,069)	$(3,739,755)

Weighted average shares outstanding :
Basic	4,472,835	3,422,400	3,864,485	3,422,400
Diluted	170,426,551	3,422,400	3,864,485	3,422,400

Loss per share attributed to Savanna East Africa
common stockholders:
Basic	$0.14	$(0.01)	$(0.08)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.08)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 31, 2002	-	$ -	8,034	$ 8	$ -	$ -	$ (201,575)	$ (201,567)

Balance, June 30, 2003	-	-	8,034	8	-	-	(201,575)	(201,567)

Common shares issued for services	-	-	8,966	9	153	-	-	162
Balance, June 30, 2004	-	-	17,000	17	153	-	(201,575)	(201,405)

Common shares issued for services	-	-	3,010,000	3,010	27,090	-	-	30,100
Shares issued for debt settlement	-	-	300,000	300	2,700	-	-	3,000
Net loss	-	-	-	-	-	-	(69,323)	(69,323)
Balance, June 30, 2005	-	-	3,327,000	3,327	29,943	-	(270,898)	(237,628)

Net loss	-	-	-	-	-	-	(82,953)	(82,953)
Balance, June 30, 2006	-	-	3,327,000	3,327	29,943	-	(353,851)	(320,581)

July 2006 shares issued	-	-	50,000	50	374,950	-	-	375,000
September 2006 shares issued	-	-	56,450	57	564,443	-	-	564,500
Convertible note payable - related party	-	-	-	-	(458,100)	-	-	(458,100)
Adjustment to agree to stock agent	-	-	(149)	(1)	1	-	-	-
January 2007 stock adjustment	-	-	-	-	(66)	-	-	(66)
Net loss	-	-	-	-	-	-	(190,201)	(190,201)
Balance, June 30, 2007	-	-	3,433,301	3,433	511,171	-	(544,052)	(29,448)

Stock adjustment	-	-	(10,901)	(11)	11	-	-	-
Net loss	-	-	-	-	-	-	(762,654)	(762,654)
Balance, June 30, 2008	-	$ -	3,422,400	$ 3,422	$ 511,182	$ -	$ (1,306,706)	$ (792,102)

Net loss - As Restated	-	-	-	-	-	-	(209,773)	(209,773)
Balance, June 30, 2009	-	$ -	3,422,400	$ 3,422	$ 511,182	$ -	$ (1,516,479)	$ (1,001,875)

Shares of common stock issued for services	-	-	250,000	250	62,250	-	-	62,500
Conversion of debt	-	-	100,000	100	4,900	-	-	5,000
Fulfillment of derivative liability	-	-	-	-	5,000	-	-	5,000
Stock repurchase at cost	-	-	(955,184)	-	-	(500,000)	-	(500,000)
Contributed capital through debt assignment	-	-	-	-	43,966	-	-	43,966
Net loss	-	-	-	-	-	-	(1,913,298)	(1,913,298)
Balance, June 30, 2010	-	$ -	2,817,216	$ 3,772	$ 627,298	$(500,000)	$ (3,429,777)	$ (3,298,707)

Conversion of debt	-	-	5,157,399	5,157	30,612	-	-	35,769
Shares retired	-	-	-	(742)	(499,258)	500,000	-	-
Adjustment to shares retired	-	-	212,755	-	-	-	-	-
Shares of Series A preferred stock issued	100,000	100	-	-	99,900			100,000
Net loss	-	-	-	-	-	-	(309,978)	(309,978)
Balance, December 31, 2010 (Unaudited)	100,000	$ 100	8,187,370	$ 8,187	$ 258,552	$ -	$ (3,739,755)	$ (3,472,916)

The accompanying notes are an integral part of these financial statements

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,		December 31, 2002 (Inception) through December 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(309,978)	$(83,069)	$(3,739,755)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Bad Debt Expense	(105,000)	-	-
Amortization of debt discounts	333,143	-	1,524,541
Depreciation	-	8,492	69,355
Non-cash finance cost	-	-	3,542,967
Change in fair value of derivative liability	(283,022)	-	(2,981,661)
Shares of common stock issued for professional services	-	-	62,500
Write off of fixed assets	-	-	36,801
Increase / (decrease) in current liabilities:
Accounts payable	33,500	6,914	29,305
Accrued expenses	190,569	28,930	250,095
Shareholder payable	-	(2,080)	(74,610)
Due to related party	3,000	-	4,500
Net cash used in operating activities	(137,788)	(40,813)	(1,275,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advanced towards acquisition of SEA Kenya	-	-	(105,000)
Cash acquired in acquisition of SEA Kenya	12,806	-	12,806
Issuance of related party loan receivable	(50,000)	-	(50,000)
Capital expenditures	-	-	(100,000)
Net cash used in investing activities	(37,194)	-	(242,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advance	-	-	100,000
Proceeds from notes payable	150,000	-	1,024,500
Proceeds from contributed capital	-	-	480,271
Proceeds from sale of common stock	-	-	34,333
Net cash provided by financing activities	150,000	-	1,639,104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,982)	(40,813)	120,948
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	145,930	13,706	-
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$120,948	$(27,107)	$120,948

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities
Accrued compensation converted to note payable	$50,000	$30,000	$80,000
Conversion of debt into 5,157,399, 0 and 100,000 shares of common stock	$35,769	$5,000	$40,769
Issuance of Series A preferred stock in acquisition of
East Africa Ltd.	$100,000	$-	$100,000
Amount paid on behalf of the Company towards acquisition of SEA Kenya	$200,000	$-	$200,000
Advance of cash by related party on behalf of the Company	$-	$175,000	$175,000
Purchase of equipment with note payable	$-	$397,500	$397,500
Repurchase of 955,184, 0 and 955,184 shares of the Company's
Common stock for note payable	$-	$500,000	$500,000
Contribution of capital through debt assignment	$-	$43,967	$43,967

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF SAVANNA EAST AFRICA, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE QUARTER ENDED DECEMBER 31, 2010

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Savanna East Africa, Inc. (f/k/a Nova Energy, Inc.) was incorporated in Nevada in 1995, and is a publicly traded company presently quoted  on www.otcmarkets.com, symbol “NVAE”. Until January 2010, the Company was focused on the recovery of oil and gas reserves through acquisition and project development, specializing in mature and marginal field enhancement, developmental exploration drilling and low risk exploration opportunities in Texas and North Dakota regions. On January 25, 2010, Daymon Bodard, the then sole director, officer and principal stockholder of the Company, effected a transfer of control of the Company.

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

On December 10, 2010, the Company entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who was at the time the Company’s chief executive officer. Pursuant to the exchange agreement, the Company issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. The accompanying consolidated financial statements include those of the 70%-owned subsidiary. SEA Kenya is a Kenyan corporation engaged in the business of identifying, acquiring and developing early stage and start up business operations or acquiring various resources to support the development of early stage and start-up business opportunities. The Company acquired SEA Kenya with the intent to pursue business opportunities in Kenya.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ sometimes referred to as the Codification or ASC. The Company’s subsidiary uses its local currency, the Kenyan Shilling; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Savanna East Africa, Inc. and SEA Kenya, its 70% owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company - The Company is a development stage company as defined by FASB ASC 915 “Development Stage Enterprises” (“ASC 915”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company' development stage activities.

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

Accounts Receivable - Accounts receivable are presented at net realizable value. The Company annually ascertains the need for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.

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

Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Goodwill - Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the business to its carrying amount, including goodwill.

If the carrying amount of the intangible assets or goodwill exceeds its calculated fair value, the second step of the impairment test will be performed to measure the amount of the impairment loss, if any. Based on its review, the Company believes that, as of December 31, 2010 (unaudited) and June 30, 2010, there were no impairments of its goodwill.

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

The Company’s derivative liabilities are carried at fair value totaling $1,815,431 and $1,894,453, as of December 31, 2010 and June 30, 2010, respectively. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change to fair value of derivative liability.

At December 31, 2010, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value As of September 30,	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
Liabilities	2010	Level 1	Level 2	Level 3
Derivative Liabilities	1,815,431	-	1,815,431	-
	$1,815,431	$-	$1,815,431	$-

For the three months ended December 31, 2010 and 2009, the Company recognized a gain of $936,176 and $0, respectively, for the changes in the valuation of the aforementioned derivative liabilities. For the six months ended December 31, 2010 and 2009, the Company recognized a gain of $283,022 and $0, respectively, for the changes in the valuation of the aforementioned derivative liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

Foreign Currency Transactions and Comprehensive Income (Loss) - The reporting currency of the Company is the U.S. dollar. The Company’s subsidiary uses its local currency, the Kenyan Shilling, as its functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at December 31, 2010 (unaudited) were translated at 83.33 Shillings to $1.00 for the Company’s Kenyan subsidiary. Equity accounts were stated at their historical rates. Operations at the Company’s Kenya subsidiary were immaterial from December 10, 2010 through December 31, 2010. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Foreign Currency Transaction Gains and Losses - Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

Earnings Per Share - Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method and the treasury method. Under these methods, options, warrants and convertible debt are assumed to be exercised or converted at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of earnings (loss) per share for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010			2009
			Per			Per
	Income	Shares	Share	Loss	Shares	Share

Basic earnings per share

Net income	$ 648,462			$ (35,836)

Weighted shares outstanding		4,472,835			3,422,400

			$ 0.14			$ (0.01)

Diluted earnings per share

Net income	$ 648,462			$ (35,836)

Weighted shares outstanding		4,472,835			3,422,400
Effect of dilutive securities
Convertible notes payable		165,653,716			-
Warrants		300,000			-
		170,426,551			3,422,400

			$ 0.00			$ (0.01)

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

Segment Reporting - FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2010.

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

NOTE 3 – GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing business development efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s activities have been primarily supported by loans from various parties and the acquisition of working interest in one of its wells. The Company has sustained losses in all previous reporting periods, with an inception to date loss of $3,739,755 through December 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The Company continues to seek viable drilling opportunities and highly verified fields for re-development.  The Company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

To assist its funding efforts on April 22, 2008, the Company effected a 10-for-1 reverse stock split.

NOTE 4 –EQUIPMENT

Equipment consisted primarily of oil drilling equipment at December 31, 2010. On April 26, 2010, the Company purchased oil drilling equipment for $397,500. Through December 31, 2010, the equipment has not been placed into service and no revenue has been generated from the equipment. Accordingly, no depreciation has been recorded on the equipment through December 31, 2010.

NOTE 5 – ACCRUED SALARIES

During 2010, Hugh Robinson and subsequently Philip Verges replaced Daymon Bodard as the Company’s President and Chief Executive Officer. Beginning April 1, 2010, Mr. Verges is earning $10,000 per month in accrued salary. Beginning January 2010, $60,000 per year is being accrued as salary to the Company’s Chief Operating Officer, James Tilton, plus an additional $20,000 during 2010. During 2009, the Company converted the salary accrued to Mr. Bodard of $387,600 into a convertible promissory note. Further, during the six months ended December 31, 2010, the Company converted the salary accrued to Mr. Tilton of $50,000 into a convertible promissory note. See Note 7. As of December 31, 2010 and June 30, 2010, accrued salaries amounted to $90,000 and $30,000, respectively.

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

The fair value of the embedded conversion option was re-measured using the Black-Scholes model at December 31, 2010, resulting in a fair value of $408,960. The decrease in fair value of $350,652 was recorded through the results of operations as a change in fair value of derivative liabilities during the six months ended December 31, 2010. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.12%, and (4) expected life of 0.25 years. As of December 31, 2010, the notes were convertible at the option of the holders into 98,156,320 shares of common stock. At December 31, 2010, the principal balance of $498,100 was outstanding.

$10,000 Convertible Note

On February 25, 2010, the Company issued an 8% convertible note in the amount of $10,000. The holder may convert the principal plus accrued interest into shares of the Company’s common stock at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. All unpaid principal, together with the accrued but unpaid interest, were due and payable on September 30, 2010. The note’s maturity was extended through March 31 2011.

At December 31, 2010 the note was convertible at the option of the holder into a total of 1,067,500 shares. The fair value of the embedded conversion option was $10,675 at December 31, 2010. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on December 31, 2010. The decrease in the fair value of this liability was $3,611 during the six months ended December 31, 2010, which was recorded through the results of operations as a change in fair value of derivative liabilities.

Tonaquint Convertible Notes

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

The fair value of the embedded conversion option was measured using the Black-Scholes model at December 31, 2010, resulting in a fair value of $124,632. The increase in fair value of $124,632 was recorded through the results of operations as a change in fair value of derivative liabilities during the six months ended December 31, 2010. The assumptions used in the Black-Scholes option pricing model on December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.29%, and (4) expected life of 1.26 years. As of December 31, 2010, the notes were convertible at the option of the holders into 20,169,889 shares of common stock. At December 31, 2010, the entire principal balance of $126,500 was outstanding.

The Company recorded the fair value of the warrants issued in connection with this convertible note. The fair value of the warrants was valued using the Black-Scholes model at December 31, 2010, resulting in a fair value of $6,885. The decrease in fair value of $32,927 was recorded through the results of operations as a change in fair value of derivative liabilities during the six months ended December 31, 2010. The assumptions used in the Black-Scholes option pricing model on December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 2.01%, and (4) expected life of 4.26 years.

ARRG & Ceasar Capital Group Convertible Notes

On December 13, 2010, the Company issued 12% convertible notes in the amount of $154,000. The holders may convert the principal plus accrued interest into shares of the Company’s common stock at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion, but not to exceed $0.015 per share. All unpaid principal, together with the accrued but unpaid interest, are due and payable on June 13, 2011.

At December 13, 2010 the note was convertible at the option of the holder into a total of 44,637,681 shares. The fair value of the embedded conversion option was $154,000 and $158,620 at December 13, 2010 and December 31, 2010, respectively. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on September 30, 2010. The increase in the fair value of this liability was $4,620 during the three months ended December, 2010, which was recorded through the results of operations as a change in fair value of derivative liabilities.

Interest expense accrued and from amortization of debt discounts on the above notes for the three months ended December 31, 2010 was $174,292. Interest expense accrued and from amortization of debt discounts on the above notes for the six months ended December 31, 2010 was $332,769.

NOTE 7 – CONVERTIBLE NOTES – RELATED PARTY

Debt Settlement Agreement

On May 3, 2010, the Company settled certain past-due amounts with its former President, Daymon Bodard. Amounts settled included a promissory note due to Mr. Bodard in the amount of $564,500, accrued interest on the promissory note in the amount of $207,333, a promissory note to Mr. Bodard in the amount of $387,600, and a receivable from Mr. Bodard in the amount of $74,607. These debts were converted into a single instrument, classified as a component of convertible notes payable in the accompanying balance sheets in the principal amount of $1,040,859, which had been assigned on December 8, 2009 to Senita Investments, Ltd., a 7% shareholder. The $387,600 promissory note was convertible at the Holder’s option at no less than the Company’s par value of $0.0001 per share. The Company recorded a capital contribution in the amount of $43,967 in its accompanying statement of stockholders deficit, representing the difference between amounts converted and the principal of the new instrument. The new note is due upon demand and is non-interest bearing. Principal is convertible into restricted shares of the Company’s common stock at 50% of the value of the closing bid price of the Company’s common stock on the date of notice of conversion. Through December 31, 2010, the holder has converted $17,000 of this note into 2,066,666 shares of the Company’s common stock, including 1,966,666 shares during the six months ended December 31, 2010. The note’s principal balance at December 31, 2010 was $1,023,859.

The fair value of the embedded conversion option was measured at December 31, 2010 at a fair value of $1,023,859. The decrease in fair value of $12,000 was recorded through the results of operations as change in fair value of derivative liabilities during the six months ended December 31, 2010. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on December 31, 2010. As of December 31, 2010, the note was convertible at the option of the holder into 299,234,493 shares of common stock.

On April 1, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the Company converted a total of $80,000 in accrued salaries due to Jim Tilton, the Company’s Chief Operating Officer for convertible notes in the same principal amount, due on March 31, 2011, December 31, 2010, March 31, 2011 and June 30, 2011, respectively. The notes accrue interest at 8% per annum. Principal and accrued and unpaid interest on the notes are convertible into shares of common stock at a conversion price of 50% of the closing bid price of common stock on the date of the notice of conversion. Of these notes, $15,000 came due on December 31, 2010 and is currently past due.

The fair value was measured at 50% of the value of the closing price of the Company’s common stock on December 31, 2010, resulting in a fair value of $81,800. As of December 31, 2010, the notes were convertible at the option of the holders into 23,710,145 shares of common stock. At December 31, 2010, the entire principal balance of $80,000 was outstanding.

Interest expense accrued and from amortization of debt discounts on the above notes for the three months ended December 31, 2010 was $15,982. Interest expense accrued and from amortization of debt discounts on the above notes for the six months ended December 31, 2010 was $31,664.

NOTE 8 – PROMISSORY NOTES PAYABLE AND PROMISSORY NOTES PAYABLE, RELATED PARTY

On April 26, 2010, the Company purchased certain oil drilling equipment for $397,500, financed by issuing a promissory note payable. Of this balance, $175,000 was assumed by Phillip Verges, the Company’s then Chief Executive Officer. The note bears interest at 5% per annum and mature on April 26, 2013. Any unpaid amounts after the maturity date will accrue interest at 21% per annum. A balance of $297,500 was outstanding at December 31, 2010.

On May 25, 2010, the Company  issued and sold a promissory note in the principal amount of $200,000, to JDF Capital Corp. Principal and unpaid interest on the note are due six months from the date of issuance. The note bears interest at the rate of 10% per annum, payable upon maturity. The entire $200,000 balance was outstanding at December 31, 2010. On January 12, 2011, the Company entered into a debt settlement agreement with JDF Capital Corp., whereby the parties agreed that the Company will issue shares of common stock in full settlement of this debt plus accrued interest through the effective date of the settlement. The amount settled, representing principal plus accrued interest, is $211,600. The conversion price equals 50% of the closing bid price of the Company’s common stock on the date of notice.

Interest expense on these notes for the three months ended December 31, 2010 was $8,719. Interest expense on these notes for the six months ended December 31, 2010 was $17,438.

NOTE 9 –STOCKHOLDERS’ EQUITY TRANSACTIONS

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

On April 2, 2010, the Company repurchased 955,184 shares of its common stock from various investors in exchange for convertible notes payable in the aggregate principal amount of $500,000.On September 8, 2010, that number of shares repurchased was adjusted by 212,755 shares to the new number repurchased of 742,429 common stock shares in exchange for the $500,000 aggregate amount of convertible notes payable. These shares were retired during the six months ended December 31, 2010.

On December 10, 2010, the Company entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who is the Company’s chief executive officer. Pursuant to the exchange agreement, the Company issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. See Note 10.

During the six months ended December 31, 2010, the Company issued 5,157,399 shares of common stock upon conversion of $35,769 of convertible notes.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2010, the Company converted a total of $50,000 in accrued salary due to Jim Tilton, the Company’s Chief Operating Officer for a convertible note in the same principal amount, due on March 31, 2011 and June 30, 2011, respectively. See Note 7.

On June 3, 2010, the Company received $300,000 from companies majority-owned by Phillip Verges, the Company’s then CEO. The amount has been classified as an advance payable – related party in the accompanying balance sheets at December 31, 2010 and June 30, 2010, until such time that the advance is memorialized into a note. The Company received the advance to fund its working capital. The advance currently bears no interest, does not mature, and is unsecured.

During the six months ended December 31, 2010, the Company advanced $25,000 to World Series of Golf, Inc. and an additional $25,000 to NuMobile, Inc. to assist working capital requirements of these companies. The Company’s Chief Operating Officer, Jim Tilton, is also the Chief Financial Officer of World Series of Golf, Inc. and the Chief Executive Officer of NuMobile, Inc. The advances currently earn no interest and contain no stated maturity.

The Company currently shares office space with a company whose Chief Executive Officer is Jim Tilton, the Company’s Chief Operating Officer. The affiliated company pays rent for the space on behalf of the Company. Rent expense to related parties was $1,500, $1,800 and $58,500 for the three months ended December 31, 2010 and 2009 and for the period from December 31, 2002 (inception) through December 31, 2010.

The Company’s subsidiary incurred expenses paid for by NewMarket Technology, Inc., a company whose Founder and Chairman of the Board of Directors is Phillip Verges, the Company’s prior Chief Executive Officer. As of December 31, 2010, the balance owed to NewMarket Technology, Inc. in the accompanying consolidated balance sheet is $411,787, and has been classified as amounts due to related parties.

NOTE 11 – ACQUISITION

On December 10, 2010, the Company entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who at the time was the Company’s chief executive officer. Pursuant to the exchange agreement, the Company issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. In connection with the exchange agreement, the Company filed a certificate of designation of Series A Preferred Stock. Pursuant to the certificate of designation:

•

100,000 shares were designated as Series A Preferred Stock.

•

Holders of the Series A Preferred Stock will be entitled to receive $1.00 per share of Series A Preferred Stock, prior to any distribution to holders of common stock, in the event of any liquidation, dissolution or winding up of the Company.

•

Holders of Series A Preferred Stock will be entitled to receive dividends in the amount of 51% of net operating income, payable quarterly.

•

Holders of Series A Preferred Stock will own 51% of the voting power of the shareholders of the Company.

•

The Company may not redeem shares of Series A Preferred Stock without the written consent of the holders thereof.

SEA Kenya is a Kenyan corporation engaged in the business of identifying, acquiring and developing early stage and start up business operations or acquiring various resources to support the development of early stage and start-up business opportunities. The Company acquired SEA Kenya with the intent to pursue business opportunities in Kenya.

The operating results of SEA Kenya are included in the accompanying consolidated statements of operations from the acquisition date, which is December 10, 2010, based on the date when the transaction closed and the controlling interest was transferred to the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the exchange rates at the date of acquisition:

Cash	$12,806
Accounts receivable	261,795
Goodwill	585,043
Due to related party	(411,787)
Minority interest	(42,857)
Purchase price	$405,000

The fair value of the acquired assets, liabilities and noncontrolling interest were determined based on the following:

•

Cash in the amount of $105,000 advanced to SEA Kenya by the Company during the year ended June 30, 2010;

•

Cash in the amount of $200,000 paid by a related party on behalf of the Company during the six months ended December 31, 2010;

•

The stated value of $1.00 per share of the preferred stock surrendered in the transaction, or $100,000. The Company’s subsidiary had immaterial income and expenses from the acquisition date through December 31, 2010.

SEA Kenya did not commence operations until 2010. If the Company acquired SEA Kenya on July 1, 2010, the Company would have reported $442,186 in expenses and net loss in its accompanying consolidated statements of operations for the six months ended December 31, 2010, including net loss from noncontrolling interest.

NOTE 11 – SUBSEQUENT EVENTS

On January 12, 2011, the Company entered into a debt settlement agreement with JDF Capital Corp., whereby the parties agreed that the Company will issue shares of common stock in full settlement of this debt plus accrued interest through the effective date of the settlement. The amount settled, representing principal plus accrued interest, is $211,600. The conversion price equals 50% of the closing bid price of the Company’s common stock on the date of notice. See Note 8.

On February 15, 2011, the Company appointed a new Chief Executive Officer, Lieotenant Colonel Randell Torno. LTC Torno has extensive experience in East Africa having recently completed a recall to Active Service from 2007 to 2010, where he last served as the Chief of the United States Africa Command's Assistance Mission to the Ethiopian Defense Command and Staff College in Addis Ababa, Ethiopia from late 2008 to September 2010. Over the past half year, LTC Torno has also traveled with Savanna East Africa to lead meetings during the Company's Trade Mission to Kenya last October and most recently with the Kenyan Ministry of Housing in New York City.

LTC Torno also served one combat tour in Iraq from 2007 to 2008, where he was responsible for oversight of more than $10 billion of the US Government's Logistics Civil Augmentation Program (LOGCAP), the major supply and services provisioning program for the logistics needs of the 180,000 plus soldiers, sailors, airmen and marines deployed to combat. In his capacity as the LOGCAP Program Officer, he directed the employment and staffing levels for the LOGCAP contractor for ground transportation systems, airfield operations, military maintenance requirements and forward resupply services. LTC Torno initiated systems reviews that resulted in over $25 million in savings to the government over the course of his deployment.

Prior to his recall to duty, he served as the Creative Director and Principal Officer of The Light Brigade, a Dallas-based film production and media services company which he founded in 1991. LTC Torno's clients included numerous regional, national and international companies ranging from Lennox Heating and Air Conditioning to Yum Brands (Pizza Hut), Cadbury Schweppes and Southwest Airlines.

LTC Torno holds a BA in Mass Communication from the University of South Dakota and an MA in Media Studies from the University of North Texas. He is also a graduate of the US Army's Command and General Staff Officers Course and the Department of Defense Joint Staff Officers Course.

The Company has evaluated subsequent events through the time of filing these financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On December 10, 2010, we entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who was at the time our chief executive officer. Pursuant to the exchange agreement, we issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. The accompanying consolidated financial statements include those of the 70%-owned subsidiary. SEA Kenya is a Kenyan corporation engaged in the business of identifying, acquiring and developing early stage and start up business operations or acquiring various resources to support the development of early stage and start-up business opportunities. We acquired SEA Kenya with the intent to pursue business opportunities in Kenya.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Savanna East Africa, Inc. and SEA Kenya, its 70% owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2010, we had not experienced impairment losses on our long-lived assets.

Goodwill - Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the business to its carrying amount, including goodwill.

If the carrying amount of the intangible assets or goodwill exceeds its calculated fair value, the second step of the impairment test will be performed to measure the amount of the impairment loss, if any. Based on our review, we believe that, as of December 31, 2010 (unaudited) and June 30, 2010, there were no impairments of its goodwill.

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

RESULTS OF OPERATIONS

The Company’s ability to continue as a going concern is dependent upon raising additional capital to fund operations until profitability can be achieved. Management is currently contemplating several financing sources to fund potential acquisitions. While there is no assurance the financings will be obtained, the Company does expect that, if such financings are financings are obtained, they will result in significant dilution in ownership of the Company’s common stock.

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

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenue. During the three months ended December 31, 2010 and 2009, we did not generate revenue. We are still in development stage.

Cost of Revenue. We incurred no production expenses for the three months ended December 31, 2010 and 2009. Production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Operating Expenses. Our general and administrative expenses for the three months ended December 31, 2010 were ($17,180) compared to $21,371 for the year 2009, for a decrease of $38,551 or 180%. The decrease in the three months ended December 31, 2010 is attributable to a decrease in estimation of our bad debt allowance for $105,000 associated with our advance to SEA Kenya during the year ended June 30, 2010, offset by increased officer compensation expense during the three months ended December 31, 2010. Professional fees were $60,060 in the three months ended December 31, 2010 and $0 in the same periode in 2009, which represents a $60,060 increase. Consulting expense was $30,000 for the three months ended December 31, 2010, compared to $0 for the same period in 2009. Officer compensation expense increased by $83,813 during the three months ended December 31, 2010. Consulting expense in 2010 is attributed to a company providing management and business advisory services. The Company incurred increased legal fees in 2010 in connection with hiring a law firm to assist in preparing the Company’s required periodic SEC filings.

Non-Operating Income (Expenses). Our non-operating income (expenses) were $721,342 for the three months ended December 31, 2010 compared to ($14,465) for the same period in 2009, which represents an increase of $735,807. The increase is primarily due to the fair value of the beneficial conversion features and warrants associated with the additional debt that was issued. We recognized a gain for the change in fair value of derivative liability of $936,176 for the three months ended December 31, 2010 compared to $0 for the same period 2009. Changes are due to the changes in the share price of our common stock from the date the derivative liabilities were first recognized. During the three months ended December 31, 2010, we recognized interest and finance costs of $214,914 compared to $14,465 for the same period in 2009.

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Revenue. During the six months ended December 31, 2010 and 2009, we did not generate revenue. We are still in development stage.

Cost of Revenue. We incurred no production expenses for the six months ended December 31, 2010 and 2009. Production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Operating Expenses. Our general and administrative expenses for the six months ended December 31, 2010 were $179,560 compared to $54,139 for the six months ended December 31, 2009, which represents a $125,421 increase or 232%. The increase in 2010 is attributable to increased officer compensation expense, consulting expense and professional fees. Professional fees were $79,910 in the six months ended December 31, 2010 and $4,450 in the same period in 2009, which represents a $75,460 increase. Officer compensation expense increased by $130,785 during the three months ended December 31, 2010. Consulting expense was $60,000 for the six months ended December 31, 2010, compared to $0 for the same period in 2009. Consulting expense in 2010 is attributed to a company providing management and business advisory services. The Company incurred increased legal fees in 2010 in connection with hiring a law firm to assist in preparing the Company’s required periodic SEC filings.

Non-Operating Expenses. Our non-operating expenses were $130,418 for the six months ended December 31, 2010 compared to $28,930 for the same period in 2009, which represents a $101,488 increase in the expense. The increase is primarily due to the fair value of the beneficial conversion features and warrants associated with the additional debt that was issued. We recognized a gain for the change in fair value of derivative liability of $283,022 for the six months ended December 31, 2010 compared to $0 for the same period 2009. Changes are due to the changes in the share price of our common stock from the date the derivative liabilities were first recognized. During the six months ended December 31, 2010, we recognized interest and finance costs of $413,712 compared to $28,930 for the same period in 2009.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our activities have been primarily supported by loans from various parties and the acquisition of working interest in one of our wells. We have experienced sustained losses in all previous reporting periods, with an inception to date loss of $3,739,755 through December 31, 2010. We continue to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased its Cooke County, Illinois interests. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. To that end, we continue to have ongoing meetings with venture capital firms and private equity investors. We expect to continue to incur substantial losses to explore the concession, and do not expect to attain profitability in the near future.

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

Liquidity and Capital Resources

Cash used in operating activities increased from $40,813 in the six months ended December 31, 2009 to $137,788 in the same period in 2010. The increase is primarily attributable to increases in our operating expenses during the six months ended December 31, 2010.

Cash used in investing activities increased from $0 in the six months ended December 31, 2009 to $37,194 in the same period in 2010. The increase is attributable to issuance of a related party loan during the six months ended December 31, 2010 and $12,806 in cash acquired in connection with the acquisition of SEA Kenya.

Cash provided by financing activities increased from $0 in the six months ended December 31, 2009 to $150,000 in the same period in 2010. The increase is attributable to proceeds from notes payable during the six months ended December 31, 2010.

Contractual Obligations

At December 31, 2010, we had no contractual obligations.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2010, the Company issued 5,157,399 shares of common stock upon conversion of a convertible note.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1

Share Exchange Agreement, dated December 10, 2010, among the Company, Savanna East Africa Limited and Beachhead, LLC (filed as exhibit to 8-K filed on December 10, 2010 and incorporated herein by reference)

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

SAVANNA EAST AFRICA, INC.

	By:	/s/ James Tilton
James Tilton
Dated: February 22, 2011		Chief Operating Officer (Principal Financial Officer)