Form 10-Q
period 2011-03-31
SAVANNA EAST AFRICA, INC.
filed 2011-05-16
CIK 1096915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

  FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    TO   .

COMMISSION FILE NUMBER: 000-27693

_____________________________________

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

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        .    No    X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 25, 2011:
Common Stock, $0.001 par value per share	49,939,060 shares

SAVANNA EAST AFRICA, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$48,275	$145,930
Accounts receivable	282,849	-
Related party receivables	50,000	-
Total current assets	381,124	145,930

Equipment, net	397,500	397,500
Goodwill	585,043	-
TOTAL ASSETS	$1,363,667	$543,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$40,000	$-
Accrued interest	139,794	32,286
Accrued salaries	130,000	30,000
Advances payable	100,000	-
Advances payable - related parties	350,000	100,000
Due to related parties	501,849	1,500
Derivative Liabilities	1,603,430	1,894,453
Promissory note payable, current	-	200,000
Promissory note payable - related party, current	175,000	175,000
Convertible notes payable, current, net of discounts of $65,288 and $377,695	586,312	122,305
Convertible notes payable - related party, net of discounts of $42,597 and $26,821	1,071,262	1,049,038
Total current liabilities	4,697,647	3,604,582

Promissory note payable, non-current	122,500	122,500
Convertible notes payable, non-current, net of discounts of $60,848 and $111,445	104,715	115,055
Total liabilities	4,924,862	3,842,137

STOCKHOLDERS' DEFICIT:
Savanna East Africa stockholders' deficit:
Preferred stock, authorized 10,000,000, par value $0.001, 100,000
and 0 issued and outstanding	100	-
Common stock, authorized 2,000,000,000 shares, par value $0.001,
32,637,722 and 3,772,400 issued and outstanding	32,637	3,772
Additional paid-in capital	528,168	627,298
Common stock to be issued	193,834	-
Treasury stock at cost (0 and 742,429 shares)	-	(500,000)
Accumulated deficit during development stage	(4,329,527)	(3,429,777)
Total Savanna East Africa stockholders' deficit	(3,574,788)	(3,298,707)
Noncontrolling interest	13,593	-
Total stockholders' deficit	(3,561,195)	(3,298,707)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,363,667	$543,430

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					December 31, 2002
	Three Months Ended		Nine Months Ended		(Inception) through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenue (Production oil/gas sales)	$-	$-	$-	$-	$276,599
Cost of Revenue (Production expenses)	-	-	-	-	99,383
Gross profit	-	-	-	-	177,216

Operating expenses:
General and administrative expenses	213,520	21,922	253,171	71,611	1,190,115
Professional fees	16,694	27,000	192,500	31,450	251,208
Consulting fees	132,500	-	96,604	-	257,325
Well re-development expense	-	-	-	-	72,478
Total operating expenses	362,714	48,922	542,275	103,061	1,771,126
Loss from operations	(362,714)	(48,922)	(542,275)	(103,061)	(1,593,910)

Non-operating income (expense):
Gain (loss) on sale of assets	-	10,714	-	10,714	(495,875)
Change in fair value of derivative liability	237,001	132	520,023	132	(3,740,200)
Interest income	34	-	306	-	1,997
Interest and finance costs	(493,356)	(17,163)	(907,068)	(46,093)	1,566,744
Total non-operating income (expense)	(256,321)	(6,317)	(386,739)	(35,247)	(2,667,334)

Income (loss) before income tax	(619,035)	(55,239)	(929,014)	(138,308)	(4,261,244)

Income tax	-	-	-	-	-
Net income (loss) including noncontrolling interest	(619,035)	(55,239)	(929,014)	(138,308)	(4,261,244)

Less: Net (income) loss attributed to noncontrolling interest	29,264	-	29,264	-	29,264

Net income (loss) attributed to Savanna East Africa	(589,771)	(55,239)	(899,750)	(138,308)	(4,231,980)

Preferred stock dividends	-	-	-	-	-

Net income (loss) attributed to common stockholders	$(589,771)	$(55,239)	$(899,750)	$(138,308)	$(4,231,980)

Weighted average shares outstanding :
Basic	18,735,111	3,422,400	8,556,520	3,422,400
Diluted	18,735,111	3,422,400	8,556,520	3,422,400

Loss per share attributed to Savanna East
Africa common stockholders:
Basic	$(0.03)	$(0.02)	$(0.11)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.11)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Additional	Common			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	to be issued	Stock	Deficit	Deficit
Balance, December 31, 2002	-	$-	8,034	$8	$-	$-	$-	(201,575)	$(201,567)
Balance, June 30, 2003	-	$-	8,034	$8	$-	$-	$-	(201,575)	$(201,567)
Common shares issued for services	-	-	8,966	9	153	-	-	-	162
Balance, June 30, 2004	-	$-	17,000	$17	$153	$-	$-	(201,575)	$(201,405)
Common shares issued for services	-	-	3,010,000	3,010	27,090	-	-	-	30,100
Shares issued for debt settlement	-	-	300,000	300	2,700	-	-	-	3,000
Net loss	-	-	-	-	-	-	-	(69,323)	(69,323)
Balance, June 30, 2005	-	$-	3,327,000	$3,327	$29,943	$-	$-	(270,898)	$(237,628)
Net loss	-	-	-	-	-	-	-	(82,953)	(82,953)
Balance, June 30, 2006	-	$-	3,327,000	$3,327	$29,943	$-	$-	(353,851)	$(320,581)
July 2006 shares issued	-	-	50,000	50	374,950	-	-	-	375,000
September 2006 shares issued	-	-	56,450	57	564,443	-	-	-	564,500
Convertible note payable - related party	-	-	-	-	(458,100)	-	-	-	(458,100)
Adjustment to agree to stock agent	-	-	(149)	(1)	1	-	-	-	-
January 2007 stock adjustment	-	-	-	-	(66)	-	-	-	(66)
Net loss	-	-	-	-	-	-	-	(190,201)	(190,201)
Balance, June 30, 2007	-	$-	3,433,301	$3,433	$511,171	$-	$-	(544,052)	$(29,448)
Stock adjustment	-	-	(10,901)	(11)	11	-	-	-	-
Net loss	-	-	-	-	-	-	-	(762,654)	(762,654)
Balance, June 30, 2008	-	$-	3,422,400	$3,422	$511,182	$-	$-	(1,306,706)	$(792,102)
Net loss - As Restated	-	-	-	-	-	-	-	(209,773)	(209,773)
Balance, June 30, 2009	-	$-	3,422,400	$3,422	$511,182	$-	$-	(1,516,479)	$(1,001,875)

(Continued)

					Additional	Common			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	to be issued	Stock	Deficit	Deficit
Shares of common stock issued for services	-	-	250,000	250	62,250	-	-	-	62,500
Conversion of debt	-	-	100,000	100	4,900	-	-	-	5,000
Fulfillment of derivative liability	-	-	-	-	5,000	-	-	-	5,000
Stock repurchase at cost	-	-	(955,184)	-	-	-	(500,000)	-	(500,000)
Contributed capital through debt assignment	-	-	-	-	43,966	-	-	-	43,966
Net loss	-	-	-	-	-	-	-	(1,913,298)	(1,913,298)
Balance, June 30, 2010	-	$-	2,817,216	$3,772	$627,298	$-	$(500,000)	(3,429,777)	$(3,298,707)
Conversion of debt	-	-	5,157,399	5,157	30,612	-	-	-	35,769
Shares retired	-	-	-	(742)	(499,258)	-	500,000	-	-
Adjustment to shares retired	-	-	212,755	-	-	-	-	-	-
Shares of Series A preferred stock issued	100,000	100	-	-	99,900	-	-	-	100,000
Debt settlement	-	-	-	-	211,666	211,666	-	-	423,332
Common stock issued - debt settlement			7,233,332	7,233	10,599	(17,832)			-
Common stock issued	-	-	17,217,020	17,217	47,351		-	-	64,568
Net loss	-	-	-	-	-	-	-	(899,750)	(899,750)
Balance, March 31, 2011 (Unaudited)	100,000	$100	32,637,722	$32,637	$528,168	$193,834	$-	(4,329,527)	$(3,574,788)

The accompanying notes are an integral part of these financial statements

SAVANNA EAST AFRICA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			December 31, 2002
	Nine Months Ended		(Inception) through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(929,014)	$(138,308)	$(4,261,244)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Bad debt expense	(105,000)	-	-
Amortization of debt discounts	787,894	1,567	1,979,292
Depreciation	-	12,738	69,355
Non-cash finance cost	-	1,056	3,542,967
Change in fair value of derivative liability	(520,023)	(132)	(3,218,662)
Shares of common stock issued for professional services	-	25,000	62,500
Write off of fixed assets	-	-	36,801
(Increase) / decrease in current assets:
Accounts receivable	(177,849)	-	(177,849)
Increase / (decrease) in current liabilities:
Accounts payable	44,000	(4,196)	39,805
Accrued expenses	294,174	88,470	353,700
Shareholder payable	-	46	(74,610)
Due to related party	45,357	-	(50,690)
Net cash used in operating activities	(560,461)	(13,759)	(1,698,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advanced towards acquisition of SEA Kenya	-	-	(105,000)
Cash acquired in acquisition of SEA Kenya	12,806	-	12,806
Issuance of related party loan receivable	(50,000)	-	(50,000)
Capital expenditures	-	-	(100,000)
Net cash used in investing activities	(37,194)	-	(242,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advance	100,000	-	200,000
Proceeds from related party advance	250,000	-	250,000
Proceeds from notes payable	150,000	-	1,024,500
Proceeds from issuance of convertible notes	-	10,000	-
Proceeds from contributed capital	-	-	480,271
Proceeds from sale of common stock	-	-	34,333
Net cash provided by financing activities	500,000	10,000	1,989,104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,655)	(3,759)	48,275

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	145,930	13,706	-

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$48,275	$9,947	$48,275
	-
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

(Continued)

			December 31, 2002
	Nine Months Ended		(Inception) through
	March 31,		March 31,
	2011	2010	2011
Supplemental disclosure of non-cash financing activities
Accrued compensation converted to note payable	$-	$75,000	$75,000
Conversion of debt into 24,450,352, 0 and 24,450,352 shares of common stock	$100,337	$5,000	$105,337
Conversion of debt into common stock to be issued	$423,332	$-	$423,332
Issuance of Series A preferred stock in acquisition of
East Africa Ltd.	$100,000	$-	$100,000
Amount paid on behalf of the Company towards acquisition of SEA Kenya	$200,000	$-	$200,000
Advance of cash by related party on behalf of the Company	$-	$175,000	$175,000
Purchase of equipment with note payable	$-	$397,500	$397,500
Repurchase of 0, 955,184 and 955,184 shares of the Company's
common stock for note payable	$-	$500,000	$500,000
Contribution of capital through debt assignment	$-	$43,967	$43,967

The accompanying notes are an integral part of these financial statements.

SAVANNA EAST AFRICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2011

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Savanna East Africa, Inc. was incorporated in Nevada in 1995, and is a publicly traded company presently quoted on www.otcmarkets.com, symbol “NVAE”. In December 2002, management decided that they would be unable to implement their business plan relating to notebook computer services, so they resigned their respective positions as officers and directors, and simultaneously appointed Daymon Bodard, President, Secretary and sole director. Under Mr. Bodard, the Company changed its focus on becoming an oil and gas oil company, and acquired a working operating interest in oil and gas wells in Central Texas that essentially stopped producing oil and gas. On January 25, 2010, Daymon Bodard, the then sole director, officer and principal stockholder of the Company, effected a transfer of control of the Company.

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

On December 10, 2010, the Company entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who was the Company’s chief executive officer. Pursuant to the exchange agreement, the Company issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. The accompanying consolidated financial statements include those of the 70%-owned subsidiary. SEA Kenya is a Kenyan corporation engaged in the business of identifying, acquiring and developing early stage and start up business operations or acquiring various resources to support the development of early stage and start-up business opportunities. The Company acquired SEA Kenya with the intent to pursue business opportunities in Kenya.

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

Long-Lived Assets - The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

If the carrying amount of the intangible assets or goodwill exceeds its calculated fair value, the second step of the impairment test will be performed to measure the amount of the impairment loss, if any. Based on its review, the Company believes that, as of March 31, 2011 (unaudited) and June 30, 2010, there were no impairments of its goodwill.

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

The Company’s derivative liabilities are carried at fair value totaling $1,603,430 and $1,894,453, as of March 31, 2011 and June 30, 2010, respectively. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change to fair value of derivative liability.

At March 31, 2011, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value As of March 31,	Fair Value Measurements at March 31, 2011 Using Fair Value Hierarchy
Liabilities	2011	Level 1	Level 2	Level 3
Derivative Liabilities	1,603,430	-	1,603,430	-
	$1,603,430	$-	$1,603,430	$-

For the three months ended March 31, 2011 and 2010, the Company recognized a gain of $237,001 and $132, respectively, for the changes in the valuation of the aforementioned derivative liabilities. For the nine months ended March 31, 2011 and 2010, the Company recognized a gain of $520,023 and $132, respectively, for the changes in the valuation of the aforementioned derivative liabilities.

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

Asset and liability amounts at March 31, 2011 (unaudited) were translated at 84.53 Shillings to $1.00 for the Company’s Kenyan subsidiary. Equity accounts were stated at their historical rates. Operations at the Company’s Kenya subsidiary were immaterial from December 10, 2010 through March 31, 2011. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

The potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2011 and 2010 because the effect would have been anti-dilutive.

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

Segment Reporting - FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending June 30, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

NOTE 3 – GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing business development efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s activities have been primarily supported by loans from various parties and the acquisition of working interest in one of its wells. The Company has sustained losses in all previous reporting periods, with an inception to date loss of $4,231,980 through March 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The Company continues to seek viable drilling opportunities and highly verified fields for re-development.  The Company continues to seek funding for all of the projects and operational requirements for the continuing fiscal year.

NOTE 4 –EQUIPMENT

Equipment consisted primarily of oil drilling equipment at March 31, 2011. On April 26, 2010, the Company purchased oil drilling equipment for $397,500. Through March 31, 2011, the equipment has not been placed into service and no revenue has been generated from the equipment. Accordingly, no depreciation has been recorded on the equipment through March 31, 2011.

NOTE 5 – ACCRUED SALARIES

During 2010, Hugh Robinson and subsequently Philip Verges replaced Daymon Bodard as the Company’s President and Chief Executive Officer. Beginning April 1, 2010, Mr. Verges is earning $10,000 per month in accrued salary. On February 15, 2011, Mr. Verges resigned and Randell R. Torno was appointed as the Company’s President, Chief Executive Officer and Treasurer effective February 1, 2011. Beginning February 1, 2011, Mr. Torno is earning $10,000 per month in accrued salary.  Beginning January 2010, $60,000 per year is being accrued as salary to the Company’s Chief Operating Officer, James Tilton, plus an additional $20,000 during 2010. During 2009, the Company converted the salary accrued to Mr. Bodard of $387,600 into a convertible promissory note. Further, during the nine months ended March 31, 2011, the Company converted the salary accrued to Mr. Tilton of $105,000 into convertible promissory notes. See Note 7. As of March 31, 2011 and June 30, 2010, accrued salaries amounted to $130,000 and $30,000, respectively.

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

The fair value of the embedded conversion option was re-measured using the Black-Scholes model at March 31, 2011, resulting in a fair value of $182,005. The decrease in fair value of $577,607 was recorded through the results of operations as a change in fair value of derivative liabilities during the nine months ended March 31, 2011. The assumptions used in the Black-Scholes option pricing model at March 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.12%, and (4) expected life of 0.05 years. As of March 31, 2011, the notes were convertible at the option of the holders into 234,416,889 shares of common stock. At March 31, 2011 and June 30, 2010, the outstanding principal balance was $487,600 and $500,000, respectively.

$10,000 Convertible Note

On February 25, 2010, the Company issued an 8% convertible note in the amount of $10,000. The holder may convert the principal plus accrued interest into shares of the Company’s common stock at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. All unpaid principal, together with the accrued but unpaid interest, were due and payable on March 31, 2011. The note’s maturity was extended through December 31, 2011.

At March 31, 2011 the note was convertible at the option of the holder into a total of 7,250,000 shares. The fair value of the embedded conversion option was $10,875 at March 31, 2011. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on March 31, 2011. The decrease in the fair value of this liability was $3,411 during the nine months ended March 31, 2011, which was recorded through the results of operations as a change in fair value of derivative liabilities.

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

The fair value of the embedded conversion option was measured using the Black-Scholes model at March 31, 2011, resulting in a fair value of $127,060. The increase in fair value of $127,352 was recorded through the results of operations as a change in fair value of derivative liabilities during the nine months ended March 31, 2011. The assumptions used in the Black-Scholes option pricing model on March 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 0.3%, and (4) expected life of 1.02 years. As of March 31, 2011, the notes were convertible at the option of the holders into 49,826,250 shares of common stock. At March 31, 2011 and June 30, 2010, the outstanding principal balance was $127,060 and $168,318, respectively.

The Company recorded the fair value of the warrants issued in connection with this convertible note. The fair value of the warrants was valued using the Black-Scholes model at March 31, 2011, resulting in a fair value of $2,991. The decrease in fair value of $16,821 was recorded through the results of operations as a change in fair value of derivative liabilities during the nine months ended March 31, 2011. The assumptions used in the Black-Scholes option pricing model on March 31, 2001 are as follows: (1) dividend yield of 0%; (2) expected volatility of 300%, (3) risk-free interest rate of 1.29%, and (4) expected life of 4.02 years.

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

At March 31, 2011 the note was convertible at the option of the holder into a total of 108,826,667 shares. The fair value of the embedded conversion option was $163,240 at March 31, 2011. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on September 30, 2010. The increase in the fair value of this liability was $9,240 during the nine months ended March 31, 2011, which was recorded through the results of operations as a change in fair value of derivative liabilities.

Interest expense accrued and from amortization of debt discounts on the total notes above for the three months ended March 31, 2011 was $277,138. Interest expense accrued and from amortization of debt discounts on the above notes for the nine months ended March 31, 2011 was $673,413.

NOTE 7 – CONVERTIBLE NOTES – RELATED PARTY

Debt Settlement Agreement

On May 3, 2010, the Company settled certain past-due amounts with its former President, Daymon Bodard. Amounts settled included a promissory note due to Mr. Bodard in the amount of $564,500, accrued interest on the promissory note in the amount of $207,333, a promissory note to Mr. Bodard in the amount of $387,600, and a receivable from Mr. Bodard in the amount of $74,607. These debts were converted into a single instrument, classified as a component of convertible notes payable in the accompanying balance sheets in the principal amount of $1,040,859, which had been assigned on December 8, 2009 to Senita Investments, Ltd., a 7% shareholder. The $387,600 promissory note was convertible at the Holder’s option at no less than the Company’s par value of $0.0001 per share. The Company recorded a capital contribution in the amount of $43,967 in its accompanying statement of stockholders deficit, representing the difference between amounts converted and the principal of the new instrument. The new note is due upon demand and is non-interest bearing. Principal is convertible into restricted shares of the Company’s common stock at 50% of the value of the closing bid price of the Company’s common stock on the date of notice of conversion. Through March 31, 2011, the holder has converted $32,000 of this note into 7,643,332 shares of the Company’s common stock, including 7,633,332 shares during the nine months ended March 31, 2011. The note’s principal balance at March 31, 2011 and June 30, 2010 was $1,008,859 and $1,035,859, respectively.

The fair value of the embedded conversion option was measured at March 31, 2011 at a fair value of $1,008,859. The decrease in fair value of $27,000 was recorded through the results of operations as change in fair value of derivative liabilities during the nine months ended March 31, 2011. The fair value was measured at 50% of the value of the closing price of the Company’s common stock on March 31, 2011. As of March 31, 2011, the note was convertible at the option of the holder into 682,572,667 shares of common stock.

On April 1, 2010, June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, the Company converted a total of $105,000 in accrued salaries due to Jim Tilton, the Company’s Chief Operating Officer for convertible notes in the same principal amount, due on March 31, 2011, December 31, 2010, March 31, 2011, June 30, 2011 and December 31, 2011, respectively. The notes accrue interest at 8% per annum. Principal and accrued and unpaid interest on the notes are convertible into shares of common stock at a conversion price of 50% of the closing bid price of common stock on the date of the notice of conversion. Of these notes, $30,000 came due on March 31, 2011 and is currently past due.

The fair value was measured at 50% of the value of the closing price of the Company’s common stock on March 31, 2011, resulting in a fair value of $108,400. As of March 31, 2011, the notes were convertible at the option of the holders into 72,266,667 shares of common stock. At March 31, 2011, the entire principal balance of $105,000 was outstanding.

Interest expense accrued and from amortization of debt discounts on the above notes for the three months ended March 31, 2011 was $26,421. Interest expense accrued and from amortization of debt discounts on the above notes for the nine months ended March 31, 2011 was $58,085.

NOTE 8 – PROMISSORY NOTES PAYABLE AND PROMISSORY NOTES PAYABLE, RELATED PARTY

On April 26, 2010, the Company purchased certain oil drilling equipment for $397,500, financed by issuing a promissory note payable. Of this balance, $175,000 was assumed by Phillip Verges, the Company’s then Chief Executive Officer. The note bears interest at 5% per annum and mature on April 26, 2013. Any unpaid amounts after the maturity date will accrue interest at 21% per annum. A balance of $297,500 was outstanding at March 31, 2011.

On May 25, 2010, the Company  issued and sold a promissory note in the principal amount of $200,000, to JDF Capital Corp. Principal and unpaid interest on the note are due six months from the date of issuance. The note bears interest at the rate of 10% per annum, payable upon maturity. On January 12, 2011, the Company entered into a debt settlement agreement with JDF Capital Corp., whereby the parties agreed that the Company will issue shares of common stock in full settlement of this debt plus accrued interest through the effective date of the settlement. The amount settled, representing principal plus accrued interest, is $211,

666. The conversion price equals 50% of the closing bid price of the Company’s common stock on the date of notice. The settlement was recorded in equity as common stock to be issued in the amount of $211,666 and additional paid in capital of $211,666..

Interest expense on these notes for the three months ended March 31, 2011 was $4,552. Interest expense on these notes for the nine months ended March 31, 2011 was $21,990.

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

During the year ended June 30, 2010, the Company issued 100,000 shares of common stock upon conversion of a convertible note in the principal amount of $5,000.

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

On December 10, 2010, the Company entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who was at time the Company’s chief executive officer. Pursuant to the exchange agreement, the Company issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. See Note 10.

On January 12, 2011, the Company settled a promissory note of $200,000 and accrued interest of $11,666 into common stock to be issued. See Note 8.  During the three months ended March 31, 2011, 7,233,332 shares were converted in the amount of $17,832 relating to the debt settlement.

During the nine months ended March 31, 2011, the Company issued 22,374,419 shares of common stock upon conversion of $100,337 of convertible notes and settlement of debt.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2011, the Company converted a total of $75,000 in accrued salary due to Jim Tilton, the Company’s Chief Operating Officer for a convertible note in the same principal amount, due on March 31, 2011, and June 30, 2011 and December 31, 2011, respectively. See Note 7.

On June 3, 2010, the Company received $300,000 from companies majority-owned by Phillip Verges, the Company’s then CEO. The amount has been classified as an advance payable – related party in the accompanying balance sheets at March 31, 2011 and June 30, 2010, until such time that the advance is memorialized into a note. The Company received the advance to fund its working capital. The advance currently bears no interest, does not mature, and is unsecured.

During the nine months ended March 31, 2011, the Company advanced $25,000 to World Series of Golf, Inc. and an additional $25,000 to NuMobile, Inc. to assist working capital requirements of these companies. The Company’s Chief Operating Officer, Jim Tilton, is also the Chief Financial Officer of World Series of Golf, Inc. and the Chief Executive Officer of NuMobile, Inc. The advances currently earn no interest and contain no stated maturity.

The Company currently shares office space with a company whose Chief Executive Officer is Jim Tilton, the Company’s Chief Operating Officer. The affiliated company pays rent for the space on behalf of the Company. Rent expense to related parties was $1,500, $1,800 and $60,000 for the three months ended March 31, 2011 and 2010 and for the period from December 31, 2002 (inception) through March 31, 2011

The Company’s subsidiary incurred expenses paid for by NewMarket Technology, Inc., a company whose Founder and Chairman of the Board of Directors is Phillip Verges, the Company’s former Chief Executive Officer. As of March 31, 2011, the balance owed to NewMarket Technology, Inc. in the accompanying consolidated balance sheet is $495,849, and has been classified as amounts due to related parties.

NOTE 11 – ACQUISITION

On December 10, 2010, the Company entered into a share exchange agreement with Savanna East Africa Limited (“SEA Kenya”) and Beachhead, LLC (the “Shareholder”). The managing director of the Shareholder is Philip Verges, who was at time the Company’s chief executive officer. Pursuant to the exchange agreement, the Company issued 100,000 shares of Series A Preferred Stock to the Shareholder in exchange for 70,000 ordinary shares of SEA Kenya held by the Shareholder, which 70,000 ordinary shares represents 70% of the outstanding capital stock of SEA Kenya. In connection with the exchange agreement, the Company filed a certificate of designation of Series A Preferred Stock. Pursuant to the certificate of designation:

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

SEA Kenya did not commence operations until 2010. If the Company acquired SEA Kenya on July 1, 2010, the Company would have reported an additional $442,186 in expenses and net loss in its accompanying consolidated statements of operations for the nine months ended March 31, 2011, including net loss from noncontrolling interest.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Savanna East Africa, Inc. (the “Company”, “we” “us”, or “our”), formerly known as Nova Energy, Inc., MexTrans Seafood Consulting, Inc., and PCSupport.com, Inc. (PCSP), was incorporated under the laws of the State of Nevada on April 7, 1999, for the purpose of engaging in the development and provision of notebook computer support services to end users through the Internet. In December 2002, PCSupport.com, Inc. management decided that they would be unable to implement their business plan, so they resigned their respective positions as officers and directors, and simultaneously appointed Daymon Bodard, President, Secretary and sole director. Under Mr. Bodard, the Company changed its focus on becoming an oil and gas oil company, and acquired a working operating interest in oil and gas wells in Central Texas that essentially stopped producing oil and gas. On December 9, 2009, Daymon Bodard, the then sole director, officer and principal stockholder of the Company, entered into an agreement to transfer control of the Company. On January 25, 2010, the agreement became effective.

The Company's newly updated and expanded business plan is centered around a number of diverse opportunities in East Africa, initially centered in Kenya.  Management has been working for two years to prepare for operations in East Africa.  In furtherance of such plans, the Company has held meetings with local government in Nairobi and identified investors to finance the first project opportunities. Further, on April 26, 2010, we purchased oil drilling equipment in Texas from Norris Harris for purposes of engaging in oil and gas exploration.

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

If the carrying amount of the intangible assets or goodwill exceeds its calculated fair value, the second step of the impairment test will be performed to measure the amount of the impairment loss, if any. Based on our review, we believe that, as of March 31, 2011 (unaudited) and June 30, 2010, there were no impairments of its goodwill.

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

RESULTS OF OPERATIONS

The Company’s ability to continue as a going concern is dependent upon raising additional capital to fund operations until profitability can be achieved. Management is currently contemplating several financing sources to fund potential acquisitions. While there is no assurance the financings will be obtained, if they do occur, the Company expects the financings to result in significant dilution in ownership of the Company’s common stock.

As stated in the “Overview” section herein, the Company's newly updated and expanded business plan is centered around a number of diverse opportunities in East Africa, initially centered in Kenya. Management has been working for two years to prepare for operations in East Africa. In furtherance of such plans, the Company has held meetings with local government in Nairobi and identified investors to finance the first project opportunities. Such operations have not yet commenced and there is no assurance definitive agreements allowing such operations to commence will be reached. In addition, the Company intends to continue oil and gas exploration. On April 26, 2010, we purchased oil drilling equipment in Texas from Norris Harris for purposes of engaging in oil and gas exploration.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue. During the three months ended March 31, 2011 and 2010, we did not generate revenue. We are still in development stage.

Cost of Revenue. We incurred no production expenses for the three months ended March 31, 2011 and 2010. Production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Operating Expenses. Our general and administrative expenses for the three months ended March 31, 2011 were $362,714 compared to $48,921 for the year 2010, for an increase of $313,793 or 741%. The increase in 2011 is attributable to the consolidation of SEA Kenya operations, resulting in expenses of $97,548 that were not applicable in the year 2010. During 2010, we had a decrease in estimation of our bad debt allowance for $105,000 associated with our advance to SEA Kenya. Professional fees were $16,694 in the three months ended March 31, 2011 and $27,000 in the same period in 2010, which represents a $10,306 decrease. Consulting expense was $132,500 for the three months ended March 31, 2011, compared to $0 for the same period in 2010. Officer compensation expense increased by $91,955 during the three months ended March 31, 2011 over the same period for 2010. Consulting expense is attributed to a company providing management and business advisory services.

Non-Operating Income (Expenses). Our non-operating income (expenses) were ($256,321) for the three months ended March 31, 2011 compared to ($6,317) for the same period in 2010, which represents an increase of $250,004. The change is primarily due to the fair value of the beneficial conversion features and warrants associated with the additional debt that was issued.  We recognized a gain for the change in fair value of derivative liability of $237,001 for the three months ended March 31, 2011 compared to a gain of $132 for the same period 2010.  Changes are due to the changes in the share price of our common stock from the date the derivative liabilities were first recognized. During the three months ended March 31, 2011, we recognized interest and finance costs of $493,356 compared to $17,163 for the same period in 2010. During the three months ended March 31, 2010, we recognized a gain on the sale of assets of $10,714, compared to $0 for the same period 2011.

Results of Operations for the Nine Months Ended December 31, 2010 and 2009

Revenue. During the nine months ended March 31, 2011 and 2010, we did not generate revenue. We are still in development stage.

Cost of Revenue. We incurred no production expenses for the nine months ended March 31, 2011 and 2010. Production expenses are automatically deducted by the well operators prior to any monies received by the company as a result of our working interest agreement.

Operating Expenses. Our general and administrative expenses for the nine months ended March 31, 2011 were $542,275 compared to $103,061 for the year 2010, which represents a $439,214 increase or 526%. The increase in 2011 is attributable to increased officer compensation expense, consulting expense and professional fees, offset by change in decrease in estimation of allowance for bad debts in the amount of $105,000 associated with our advance to SEA Kenya during the year 2010. Professional fees were $96,604 in the nine months ended March 31, 2011 and $31,450 in the same period in 2010, which represents a $61,154 increase. Officer compensation expense increased by $222,740 during the nine months ended March 31, 2011. Consulting expense was $192,500 for the nine months ended March 31, 2011, compared to $12,739 for the same period in 2010. Consulting expense is attributed to a company providing management and business advisory services.

Non-Operating Expenses. Our non-operating expenses were $386,739for the nine months ended March 31, 2011 compared to $35,247 for the same period in 2010, which represents a $351,492 increase in the expense. The increase is primarily due to the fair value of the beneficial conversion features and warrants associated with the additional debt that was issued.  We recognized a gain for the change in fair value of derivative liability of $520,023 for the nine months ended March 31, 2011 compared to $132 for the same period 20.  Changes are due to the changes in the share price of our common stock from the date the derivative liabilities were first recognized. During the nine months ended March 31, 2011, we recognized interest and finance costs of $907,068 compared to $46,093 for the same period in 2010.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our activities have been primarily supported by loans from various parties and the acquisition of working interest in one of our wells. We have experienced sustained losses in all previous reporting periods, with an inception to date loss of $4,231,980 through March 31, 2011. We continue to seek viable drilling opportunities and highly verified fields for re-development. Our operator has repurchased its Cooke County, Illinois interests. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. To that end, we continue to have ongoing meetings with venture capital firms and private equity investors. We expect to continue to incur substantial losses to explore the concession, and do not expect to attain profitability in the near future.

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

Liquidity and Capital Resources

Cash used in operating activities changed from $13,759 in the nine months ended March 31, 2010 to $560,461 in the same period in 201. The change is primarily attributable to increases in our operating expenses during the nine months ended March 31, 2011.

Cash used in investing activities changed from $0 in the nine months ended March 31, 2010 to $37,194 in the same period in 2011. The change is attributable to issuance of a related party loan during the nine months ended March 31, 2011 and $12,806 in cash acquired in connection with the acquisition of SEA Kenya.

Cash provided by financing activities changed from $10,000 in the nine months ended March 31, 2010 to $500,000 in the same period in 2010. The change is attributable to proceeds from advances and notes payable during the nine months ended March 31, 2011.

As a result of the above, as of March 31, 2011, we had a cash position of $48,275.

Contractual Obligations

At March 31, 2011, we had no contractual obligations.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company issued 17,217,020  shares of common stock upon conversion of convertible notes.

During the three months ended March 31, 2011, the Company issued 7,233,332 shares of common stock upon conversion of a debt settlement.

On March 31, 2011, the Company issued a $25,000 convertible debenture to James D. Tilton, Jr., the Company’s chief operating officer, for accrued compensation. The convertible debenture into common stock is convertible at 50% of the common stock price at the date the Company receives notice of conversion.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Convertible Debenture, dated March 31, 2011, issued to James D. Tilton, Jr.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVANNA EAST AFRICA, INC.

	By:	/s/ James Tilton
James Tilton
Chief Operating Officer (Principal Financial Officer)
Dated: May 16, 2011